Form 10-Q
period 2011-03-31
ROCKY MOUNTAIN PLANTINGS INC
filed 2011-05-11
CIK 1366391

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X .    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

     .    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________  to  ___________________________

Commission File Number:  000-54237

ROCKY MOUNTAIN PLANTINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-3925307
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

44140 CS 2710, Cyril, OK	73029
(Address of principal executive offices)	(Zip Code)

580-464-2178

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                       X . Yes          .  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

        .  Yes     X .  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer       .

Accelerated filer       .

Non-accelerated filer       .   (Do not check if a smaller reporting company)

Smaller reporting company   X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     X .   Yes        .    No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.       .  Yes         .   No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 3, 2011:  42,400,000

ROCKY MOUNTAIN PLANTINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	March 31, 2011 (unaudited)	December 31, 2010 (audited)
ASSETS
Current Assets
Cash	$398	$16,797
Accounts Receivable, net of allowance for doubtful accounts of $20,000	-	-
Total Current Assets	398	16,797

Long-Term Assets
Property and Equipment, net	1,326	1,564
Total Long term Assets	1,326	1,564

Total Assets	$1,724	$18,361

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	$15,337	15,500
Accrued Interest	3	-
Note Payable	1,000	-
Total Current Liabilities	16,340	15,500

Stockholders' Equity (Deficit)
Preferred Stock, $0.001 par value,
10,000,000 shares authorized.
No shares issued or outstanding	-	-
Common Stock, $0.001 par value,
100,000,000 shares authorized.
42,400,000 shares issued and
outstanding, respectively	42,400	42,400
Paid in Capital	102,600	102,600
Deficit Accumulated During the Development Stage	(159,616)	(142,139)
Total Stockholders' Equity (Deficit)	(14,616)	2,861

Total Liabilities and Stockholders' Equity (Deficit)	$1,724	$18,361

See accompanying notes to financial statements

ROCKY MOUNTAIN PLANTINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,		From Inception through
	2011 (unaudited)	2010 (unaudited)	March 31, 2011 (unaudited)

Sales	$-	$-	$78,348

Cost of Goods Sold	-	-	83,684

Gross Profit (Loss)	-	-	(5,336)

General and Administrative Costs	298	237	11,969
Professional Fees	17,179	10,000	87,311
Bad Debt Expense	-	-	55,000

Income (loss) before income taxes	(17,477)	(10,237)	(159,616)

Income Tax - Current	-	-	-
Income Tax - Deferred	-	-	-

Net Income (Loss)	$(17,477)	$(10,237)	$(159,616)

Net Loss per Common Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Shares Outstanding - Basic	42,400,000	37,400,000
and Diluted

See accompanying notes to financial statements

ROCKY MOUNTAIN PLANTINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
	For the Three Months Ended March 31,		From Inception through
	2011 (unaudited)	2010 (unaudited)	March 31, 2011 (unaudited)
Cash Flows from Operating Activities:
Net Income (Loss)	$(17,477)	$(10,237)	$(159,616)
Adjustments to Reconcile Net Income (Loss) to Net Cash Used in Operating Activities:
Depreciation Expense	238	237	3,423
Change in Operating Assets and Liabilities:
Accounts Receivable	-	-	(20,000)
Bad Debt Allowance	-	-	55,000
Accrued Interest	3	-	3
Accounts Payable	(163)	10,000	15,337
Net Cash Flows Used in Operating Activities	(17,399)	-	(105,853)
Cash Flows from Investing Activities:
Purchase of Fixed Assets	-	-	(4,749)
Proceeds from Note Receivable - Related Party	-	-	5,000
Note Receivable - Related Party	-	-	(40,000)
Net Cash Flows Used in Investing Activities	-	-	(39,749)

Cash Flows from Financing Activities:
Sale of Common Stock	-	-	145,000
Proceeds from Note Payable	1,000	-	1,000

Net Cash Flows Provided by Financing Activities	1,000	-	146,000

Net Increase (Decrease) in Cash	(16,399)	-	398

Cash, Beginning of Period	16,797	8,014	-

Cash, End of Period	$398	$8,014	$398

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for:
Interest	$-	$-	$-
Income Taxes	-	-	-

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
For the Three Months Ended March 31, 2011 and 2010:
None

See accompanying notes to financial statements

ROCKY MOUNTAIN PLANTINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 - Organization and Summary of Significant Accounting Policies

Organization

Rocky Mountain Plantings, Inc., (the Company) was incorporated under the laws of the State of Nevada on April 19, 2005.  The Company's business activities consisted of wholesale and retail sales of ornamental plants, shrubs and trees.  Currently the Company is seeking other business opportunities.  The Company is a development stage company.

Basis of Presentation

The interim financial information of the Company as of March 31, 2011 and for the three-month period ended March 31, 2011 and 2010 is unaudited, and the balance sheet as of December 31, 2010 is derived from audited financial statements. The accompanying financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial statements. Accordingly, they omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles. The accounting policies followed for quarterly financial reporting conform with the accounting policies disclosed in Note 1 to the Notes to Financial Statements included in the Company's annual Form 10-K filing for the year ended December 31, 2010. In the opinion of management, all adjustments that are necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2011. The unaudited financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's annual Form 10-K filing for the year ended December 31, 2010.

Note 2 - Property and Equipment

The Company's property and equipment consisted of the following as of March 31, 2011 and December 31, 2010:

Property & Equipment:	March 31, 2011	December 31, 2010

Office Equipment	$4,749	$4,749
Total Property & Equipment	4,749	4,749
Accumulated Depreciation	(3,423)	(3,185)
Net Property & Equipment	$1,326	$1,564

Depreciation expense was for the periods ended March 31, 2011 and 2010 was $238 and $237, respectively.

Note 3 - Related Party Transactions and Notes Receivable

As of December 31, 2010 and 2009, the Company had notes receivable from related entities in the amounts of $0 and $40,000, respectively.  The notes had an interest rate of 8% and were due when called by the Company.  The Company had an allowance for doubtful accounts against these notes in the amount of $35,000 as of December 31, 2009.  The related entities were owned by a former shareholder, officer and director of the Company.  Effective May 2010, the Company changed management and as a result the management of the companies holding the notes was no longer the same management as Rocky Mountain Plantings, Inc.  The Company determined that the related entities had less incentive to pay the notes when they became due now that management of the companies was no longer the same.  Accordingly, the Company wrote-off the note receivable during 2010.

On November 25, 2010 the Company received $5,000 from a former officer for payment in full against these notes receivable.  The remaining balance was written off by the Company in November 2010.

Note 4 - Note Payable

On March 18, 2011 the Company executed a promissory note in which it borrowed $1,000 from an unrelated third party.  The note is due twenty-four months from the date of the note and accrues interest at a rate of 8.0%.  Proceeds from the note have been used to cover operations.  Accrued interest payable was $3 at March 31, 2011.

Note 5 - Capital Stock

The Company has authorized 10,000,000 shares of $0.001 par value preferred stock with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors.  No shares are issued and outstanding at March 31, 2011 or December 31, 2010.

The Company is authorized to issue 100,000,000 shares of $0.001 par value common stock.  During April 2005, the Company issued 2,000,000 shares of common stock for cash of $5,000 at $0.0025 per share.  During 2006 the Company issued 400,000 shares of common stock for cash of $100,000 at $0.25 per share.  During 2008 the Company issued 35,000,000 shares of common stock for cash of $35,000 at $0.001 per share.  On May 4, 2010 the Company issued 5,000,000 shares of common stock for cash of $5,000 at $0.001 per share.

In November 2010 the Company's majority shareholder sold his stock to an unrelated investor.  This was a third party transaction, which resulted in a change of control for the Company.

Note 6 – Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and accounts payable.  The carrying amount of cash and accounts payable approximates fair value because of the short-term nature of these items.

Note 7 - Loss per Share

The following data shows the amounts used in computing loss per share for the periods presented:

	March 31,	March 31,
	2011	2010

Loss available to common Stockholders (numerator)	$(17,477)	$(10,237)

Weighted average number of common shares outstanding during the period used in loss per share (denominator)	42,400,000	37,400,000

Dilutive loss per share was not presented as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.

Note 8 - Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company has limited working capital and no on-going operations or revenues.  The Company is currently seeking a business opportunity.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  In this regard management is proposing to raise any necessary additional funds not provided by operations through loans or additional sales of its common stock.  There is no assurance that the Company will be successful in raising this additional capital or in sustaining profitable operations.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 9 - Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and concluded there are no events to disclose

ITEM 2. PLAN OF OPERATIONS

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR RESULTS OF OPERATION

FORWARD-LOOKING STATEMENT NOTICE

This Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate” or “continue” or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include but are not limited to economic conditions generally and in the industries in which we may participate; competition within our chosen industry, including competition from much larger competitors; technological advances and failure to successfully develop business relationships.

Description of Business.

Rocky Mountain Plantings, Inc. (“the Company”) was originally incorporated in the State of Nevada on April 19, 2005 for the purpose of engaging in the business of wholesale and retail sales of ornamental plants, shrubs and trees.  The Company pursued its business plan until December 2009 when it determined it was in the best interest of the Company to seek a different business opportunity and is currently seeking to enter into a reverse acquisition with an existing business or otherwise acquire an operating entity.  The Company has not yet identified any potential merger or acquisition candidates.  The Company is a development stage company.

Since ceasing its operations at December 2009, the Company has focused its efforts on seeking a business opportunity.  The Company will attempt to locate and negotiate with a business entity for the merger of that target company into the Company. In certain instances, a target company may wish to become a subsidiary of the Company or may wish to contribute assets to the Company rather than merge. No assurances can be given that the Company will be successful in locating or negotiating with any target company. The Company will provide a method for a foreign or domestic private company to become a reporting (“public”) company whose securities are qualified for trading in the United States secondary market.

We anticipate that merging with or acquiring a business opportunity will provide value to the Company and thus, to our shareholders.  We currently have no business operations or assets and our stock is not currently traded.  We believe that by merging with or acquiring a business opportunity the value of the Company should increase.  The terms and conditions of any merger or acquisition transaction can be varied.  Until we find such opportunity, we cannot state how the transaction will be structured.  We anticipate that Rocky Mountain would issue shares to the target company making the target company’s shareholders the majority shareholders of Rocky Mountain.  It is possible that some Rocky Mountain shareholders will sell some or all of their shares in a private transaction in connection with the merger or acquisition.  However, until a target is identified and a definitive agreement entered, it is impossible to state what the terms of the transaction might be.

On October 28, 2010, Allan Chun Lun Lau sold 35,000,000 shares of common stock of the Company to Craig Davis for $51,100.  This resulted in a change of control whereby Mr. Davis now owns 82.55% of the outstanding stock of the Company.  Mr. Davis is not an officer or director of the Company but is the controlling shareholder.

The Company is now located at 44140 CS 2710, Cyril, OK 73029.

Our auditors have expressed substantial doubt over our ability to continue as a going concern.  The Company’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has sustained net operating losses in two of the past three years. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

The Company intends to seek, investigate, and if warranted, acquire an interest in a business opportunity. We are not restricting our search to any particular industry or geographical area. We may therefore engage in essentially any business in any industry. Our management has unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions and other factors.

The selection of a business opportunity in which to participate is complex and extremely risky and will be made by management in the exercise of its business judgment. There is no assurance that we will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to our company and shareholders.

Because we have no specific business plan or expertise, our activities are subject to several significant risks. In particular, any business acquisition or participation we pursue will likely be based on the decision of management without the consent, vote, or approval of our shareholders.

Sources of Opportunities

We anticipate that business opportunities may arise from various sources, including officers and directors, professional advisers, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals.

We will seek potential business opportunities from all known sources, but will rely principally on the personal contacts of our officers and directors as well as indirect associations between them and other business and professional people. Although we do not anticipate engaging professional firms specializing in business acquisitions or reorganizations, we may retain such firms if management deems it in our best interests. In some instances, we may publish notices or advertisements seeking a potential business opportunity in financial or trade publications.

Criteria

We will not restrict our search to any particular business, industry or geographical location. We may acquire a business opportunity in any stage of development. This includes opportunities involving “start up” or new companies. In seeking a business venture, management will base their decisions on the business objective of seeking long-term capital appreciation in the real value of our Company. We will not be controlled by an attempt to take advantage of an anticipated or perceived appeal of a specific industry, management group, or product.

In analyzing prospective business opportunities, management will consider the following factors:

•

available technical, financial and managerial resources;

•

working capital and other financial requirements;

•

the history of operations, if any;

•

prospects for the future;

•

the nature of present and expected competition;

•

the quality and experience of management services which may be available and the depth of the management;

•

the potential for further research, development or exploration;

•

the potential for growth and expansion;

•

the potential for profit;

•

the perceived public recognition or acceptance of products, services, trade or service marks, name identification; and other relevant factors.

Generally, our management will analyze all available factors and make a determination based upon a composite of available facts, without relying on any single factor.

Methods of Participation of Acquisition

Management will review specific businesses and then select the most suitable opportunities based on legal structure or method of participation. Such structures and methods may include, but are not limited to, leases, purchase and sale agreements, licenses, joint ventures, other contractual arrangements, and may involve a reorganization, merger or consolidation transactions. Management may act directly or indirectly through an interest in a partnership, corporation, or other form of organization.

Procedures

As part of our investigation of business opportunities, officers and directors may meet personally with management and key personnel of the firm sponsoring the business opportunity. We may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and conduct other reasonable measures.

We will generally ask to be provided with written materials regarding the business opportunity. These materials may include the following:

•

descriptions of product, service and company history; management resumes;

•

financial information;

•

available projections with related assumptions upon which they are based;

•

an explanation of proprietary products and services;

•

evidence of existing patents, trademarks or service marks or rights thereto;

•

present and proposed forms of compensation to management;

•

a description of transactions between the prospective entity and its affiliates;

•

relevant analysis of risks and competitive conditions;

•

a financial plan of operation and estimated capital requirements;

•

and other information deemed relevant.

Competition

We expect to encounter substantial competition in our efforts to acquire a business opportunity. The primary competition is from other companies organized and funded for similar purposes, small venture capital partnerships and corporations, small business investment companies and wealthy individuals.

Employees

We do not currently have any employees but rely upon the efforts of our officer and director to conduct our business. We do not have any employment or compensation agreements in place with our officer and director although he is reimbursed for expenditures advanced on our behalf.

Plan of Operation

The Company is seeking to acquire assets or shares of an entity actively engaged in business which generates revenues. The Company has no particular acquisitions in mind and has not entered into any negotiations regarding such an acquisition. None of the Company’s officers, directors, promoters or affiliates have engaged in any substantive contact or discussions with any representative of any other company regarding the possibility of an acquisition or merger between the Company and such other company as of the date of this quarterly report. The Board of Directors intends to obtain certain assurances of value of the target entity’s assets prior to consummating such a transaction. Any business combination or transaction will likely result in a significant issuance of shares and substantial dilution to present stockholders of the Company.

The Company’s current operating plan is to continue searching for potential businesses, products, technologies and companies for acquisition and to handle the administrative and reporting requirements of a public company. To demonstrate our commitment to maintaining ethical reporting and business practices, we adopted a Code of Ethics and Business Conduct.

The Company has, and will continue to have, no capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the acquisition candidate will, however, incur significant legal and accounting costs in connection with the acquisition of a business opportunity, including the costs of preparing Form 8-K’s, 10-K’s, 10-Q’s, agreements and related reports and documents.

Results of Operations

Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

We did not generate any revenue for the three months ended March 31, 2011 or 2010. For the three months ended March 31, 2011 we had professional fees of $17,179 and general and administrative expenses of $298 for a net loss of $17,477 compared to professional fess of $10,000 and general and administrative expense of $237 for a total net loss of $10,237 for the three months ended March 31, 2010. Our increase in expenses for 2011 is attributed to our auditing and legal fees associated with our filing a Form 10 registration statement with the Securities and Exchange Commission.

Liquidity and Capital Resources

The Company’s balance sheet as of March 31, 2011, reflects total assets of $398 in cash and $1,326 in property and equipment, net. As of March 31, 2011, our liabilities were $16,340 which included $15,337 in accounts payable, $1,000 in a note payable and $3 in accrued interest.

We anticipate our expenses to be limited to accounting, auditing, legal and filing fees associated with continuing our reporting status with the Securities and Exchange Commission along with miscellaneous expenses related to our corporate existence.

We estimate our ongoing expenses to be $20,000 per year. We do not have any commitments for capital expenditures nor do we anticipate entering any such commitments.

In the past we have relied on advances from our president to cover our operating costs. Management anticipates that we will receive sufficient advances from our president to meet our needs through the next 12 months. However, there can be no assurances to that effect. Our need for capital may change dramatically if we acquire an interest in a business opportunity during that period. At present, we have no understandings, commitments or agreements with respect to the acquisition of any business venture, and there can be no assurance that we will identify a business venture suitable for acquisition in the future. Further, we cannot assure that we will be successful in consummating any acquisition on favorable terms or that we will be able to profitably manage any business venture we acquire. Should we require additional capital, we may seek additional advances from officers, sell common stock or find other forms of debt financing.

The Company has no other assets or line of credit, other than that which present management may agree to extend to or invest in the Company, nor does it expect to have one before a merger is effected. The Company will carry out its business plan as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

Our current operating plan is to continue searching for potential businesses, products, technologies and companies for acquisition and to handle the administrative and reporting requirements of a public company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required by smaller reporting companies.

ITEM 4T. CONTROLS AND PROCEDURES.

(a)

Evaluation of Disclosure Controls and Procedures.

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls as of the end of the period covered by this report, March 31, 2011. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Jeffery Bateman (the “Certifying Officer”). Based upon that evaluation, our Certifying Officer concluded that as of the end of the period covered by this report, March 31, 2011, our disclosure controls and procedures are effective in timely alerting management to material information relating to us and required to be included in our periodic filings with the Securities and Exchange Commission (the “Commission”).

Our officer further concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the issuer in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and are also effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow time for decisions regarding required disclosure.

(b)

Changes in Internal Control over Financial Reporting. There were no changes in the Company's internal controls over financial reporting, known to the chief executive officer or the chief financial officer, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On May 4, 2010, the Company sold 5,000,000 shares of restricted common stock to Jeffery Bateman for cash in the amount of $5,000.  The shares were sold in a private transaction, to a single investor, not involving any public offering without registration and pursuant to an exemption under Regulation D, Rule 506 and Section 4(2) of the Securities Act of 1933, as amended.  No brokers or commissions were paid on the transaction.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Title of Document	Location

31	Certification of the Principal Executive Officer/ Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

32	Certification of the Principal Executive Officer/ Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	Attached

*

The Exhibit attached to this Form 10-Q shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKY MOUNTAIN PLANTINGS, INC.

Date: May 10, 2011

By: /s/  Jeffery L. Bateman

Jeffery L. Bateman, President and Chief Financial Officer