Form 10-Q
period 2011-06-30
ROCKY MOUNTAIN PLANTINGS INC
filed 2011-08-11
CIK 1366391

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X .    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

     .    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________  to  ___________________________

Commission File Number:  000-54237

ROCKY MOUNTAIN PLANTINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-2821433
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

44140 CS 2710, Cyril, OK	73029
(Address of principal executive offices)	(Zip Code)

580-464-2178

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   X . Yes       .  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   X .  Yes       .  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 18, 2011:  42,400,000

ROCKY MOUNTAIN PLANTINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
	June 30, 2011 (unaudited)	December 31, 2010 (audited)
ASSETS
Current Assets
Cash	$79	$16,797
Accounts Receivable, net of allowance for doubtful accounts of $20,000	-	-
Total Current Assets	79	16,797
Long-Term Assets
Property and Equipment, net	1,089	1,564
Total Long-term Assets	1,089	1,564
Total Assets	$1,168	$18,361

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	$24,269	$15,500
Accrued Interest	23	-
Note Payable	1,000	-
Total Current Liabilities	25,292	15,500
Stockholders' Equity (Deficit)
Preferred Stock, $0.001 par value,
10,000,000 shares authorized.
No shares issued or outstanding	-	-
Common Stock, $0.001 par value,
100,000,000 shares authorized.
42,400,000 shares issued and
outstanding, respectively	42,400	42,400
Paid in Capital	102,600	102,600
Deficit Accumulated During the Development Stage	(169,124)	(142,139)
Total Stockholders' Equity (Deficit)	(24,124)	2,861

Total Liabilities and Stockholders' Equity (Deficit)	$1,168	$18,361

See accompanying notes to financial statements

ROCKY MOUNTAIN PLANTINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
	For the Three Months Ended June 30,		For the Six Months Ended June 30,		From Inception through
	2011 (unaudited)	2010 (unaudited)	2011 (unaudited)	2010 (unaudited)	June 30, 2011 (unaudited)

Sales	$-	$-	$-	$-	$78,348

Cost of Goods Sold	-	-	-	-	83,684

Gross Profit (Loss)	-	-	-	-	(5,336)

General and Administrative Costs	3,033	237	3,328	475	14,237
Professional Fees	6,455	150	23,634	10,150	93,766
Bad Debt Expense	-	-	-	-	55,000

Loss from Operations	(9,488)	(387)	(26,962)	(10,625)	(168,339)

Interest Expense	20	-	23	-	785

Loss before income taxes	(9,508)	(387)	(26,985)	(10,625)	(169,124)

Income Tax - Current	-	-	-	-	-
Income Tax - Deferred	-	-	-	-	-

Net Loss	$(9,508)	$(387)	$(26,985)	$(10,625)	$(169,124)

Net Loss per Common Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding - Basic and Diluted	42,400,000	40,531,868	42,400,000	38,548,634

See accompanying notes to financial statements

ROCKY MOUNTAIN PLANTINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
	For the Six Months Ended June 30,		From Inception through
	2011 (unaudited)	2010 (unaudited)	June 30, 2011 (unaudited)
Cash Flows from Operating Activities:
Net Income (Loss)	$(26,985)	$(10,625)	$(169,124)

Adjustments to Reconcile Net Income (Loss) to Net Cash Used in Operating Activities:
Depreciation Expense	475	475	3,660
Change in Operating Assets and Liabilities:
Accounts Receivable	-	-	(20,000)
Bad Debt Allowance	-	-	55,000
Accrued Interest	23	-	23
Accounts Payable	8,769	10,150	24,269

Net Cash Flows Used in Operating Activities	(17,718)	-	(106,172)

Cash Flows from Investing Activities:
Purchase of Fixed Assets	-	-	(4,749)
Proceeds from Note Receivable - Related Party	-	-	5,000
Note Receivable - Related Party	-	-	(40,000)

Net Cash Flows Used in Investing Activities	-	-	(39,749)

Cash Flows from Financing Activities:
Sale of Common Stock	-	5,000	145,000
Proceeds from Note Payable	1,000	-	1,000

Net Cash Flows Provided by Financing Activities	1,000	5,000	146,000

Net Increase (Decrease) in Cash	(16,718)	5,000	79

Cash, Beginning of Period	16,797	8,014	-

Cash, End of Period	$79	$13,014	$79

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for:
Interest	$-	$-	$-
Income Taxes	-	-	-

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
For the Six Months Ended June 30, 2011 and 2010:
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

Basis of Presentation

The interim financial information of the Company as of June 30, 2011 and for the six-month period ended June 30, 2011 and 2010 is unaudited, and the balance sheet as of December 31, 2010 is derived from audited financial statements. The accompanying financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial statements. Accordingly, they omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles. The accounting policies followed for quarterly financial reporting conform with the accounting policies disclosed in Note 1 to the Notes to Financial Statements included in the Company's Form 10 filing for the year ended December 31, 2010. In the opinion of management, all adjustments that are necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature. The results of operations for the six months ended June 30, 2011 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2011. The unaudited financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10 filing for the year ended December 31, 2010.

Note 2 - Property and Equipment

The Company's property and equipment consisted of the following as of June 30, 2011 and December 31, 2010:

Property & Equipment:	June 30, 2011	December 31, 2010

Office Equipment	$4,749	$4,749
Total Property & Equipment	4,749	4,749
Accumulated Depreciation	(3,660)	(3,185)
Net Property & Equipment	$1,089	$1,564

Depreciation expense for the three month periods ended June 30, 2011 and 2010 was $237 and $237, respectively.  Depreciation expense for the six month periods ended June 30, 2011 and 2010 was $475 and $475, respectively.

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

Note 4 - Note Payable

On March 18, 2011 the Company executed a promissory note in which it borrowed $1,000 from an unrelated third party.  The note is due twenty-four months from the date of the note and accrues interest at a rate of 8.0%.  Proceeds from the note have been used to cover operations.  Accrued interest payable was $23 at June 30, 2011.

Note 5 - Capital Stock

The Company has authorized 10,000,000 shares of $0.001 par value preferred stock with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors.  No shares are issued and outstanding at June 30, 2011 or December 31, 2010.

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

Note 7 - Loss per Share

The following data shows the amounts used in computing loss per share for the periods presented:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Income (Loss) available to common
stockholders (numerator)	$(9,508)	$(387)	$(26,985)	$(10,625)

Weighted average number of common
shares outstanding during the period
used in loss per share (denominator)	42,400,000	40,531,868	42,400,000	38,548,634

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

Note 9 - Subsequent Events

On July 7, 2011 the Company executed a promissory note in which it borrowed $5,000 from an unrelated third party.  The note is due twenty-four months from the date of the note and accrues interest at a rate of 8.0%. Proceeds from the note will be used to cover operations.

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and concluded there are no events to disclose.

ITEM 2. PLAN OF OPERATIONS

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR RESULTS OF OPERATIONS

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

Plan of Operation

The Company is seeking to acquire assets or shares of an entity actively engaged in a business which generates revenues. The Company has no particular acquisitions in mind and has not entered into any negotiations regarding such an acquisition. None of the Company’s officers, directors, promoters or affiliates have engaged in any substantive contact or discussions with any representative of any other company regarding the possibility of an acquisition or merger between the Company and such other company as of the date of this quarterly report. The Board of Directors intends to obtain certain assurances of value of the target entity’s assets prior to consummating such a transaction. Any business combination or transaction will likely result in a significant issuance of shares and substantial dilution to present stockholders of the Company.

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

Results of Operations

Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010

We did not generate any revenue for the three months ended June 30, 2011 or 2010. For the three months ended June 30, 2011 we had professional fees of $6,455, general and administrative expenses of $3,033, and interest expense of $20 for a net loss of $9,508 compared to professional fess of $150 and general and administrative expense of $237 for a total net loss of $387 for the three months ended June 30, 2010. Our increase in expenses for 2011 is attributed to our auditing and legal fees associated with our filing a Form 10 registration statement with the Securities and Exchange Commission.

Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010

We did not generate any revenue for the six months ended June 30, 2011 or 2010. For the six months ended June 30, 2011 we had professional fees of $23,634, general and administrative expenses of $3,328, and interest expense of $23 for a net loss of $26,985 compared to professional fess of $10,150 and general and administrative expense of $475 for a total net loss of $10,625 for the six months ended June 30, 2010. Our increase in expenses for 2011 is attributed to our auditing and legal fees associated with our filing a Form 10 registration statement with the Securities and Exchange Commission.

Liquidity and Capital Resources

The Company’s balance sheet as of June 30, 2011, reflects total assets of $79 in cash and $1,089 in property and equipment, net. As of June 30, 2011, our liabilities were $25,292 which included $24,269 in accounts payable, $1,000 in a note payable and $23 in accrued interest.

On March 18, 2011, we executed a promissory note in which we borrowed $1,000 from an unrelated third party.  The note is due twenty-four months from the date of the note and accrues interest at a rate of 8%.  Proceeds from the note have been used to cover operations.  Accrued interest payable at June 30, 2011 was $23.

Subsequent to the date of this report, we executed a promissory note in which we borrowed $5,000 from an unrelated third party.  The note is due twenty-four months from the date of the note and accrues interest at a rate of 8%.  Proceeds from the note have been used to cover operations.

We anticipate our expenses to be limited to accounting, auditing, legal and filing fees associated with continuing our reporting status with the Securities and Exchange Commission along with miscellaneous expenses related to our corporate existence.  We estimate our ongoing expenses to be $20,000 per year. We do not have any commitments for capital expenditures nor do we anticipate entering into any such commitments.

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

ITEM 4T. CONTROLS AND PROCEDURES.

(a)

Evaluation of Disclosure Controls and Procedures.

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls as of the end of the period covered by this report, June 30, 2011. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Jeffery Bateman (the “Certifying Officer”). Based upon that evaluation, our Certifying Officer concluded that as of the end of the period covered by this report, June 30, 2011, our disclosure controls and procedures are effective in timely alerting management to material information relating to us and required to be included in our periodic filings with the Securities and Exchange Commission (the “Commission”).

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

ITEM 4. (REMOVED AND RESERVED)

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

Date: August 11, 2011

By: /s/  Jeffery L. Bateman

Jeffery L. Bateman, President and Chief Financial Officer