Form 10-Q
period 2011-09-30
ROCKY MOUNTAIN PLANTINGS INC
filed 2011-11-03
CIK 1366391

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

   X  . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Yes   X  . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes   X  . No      .

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

Yes   X  . No      .

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes      . No      .

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 18, 2011:  42,400,000

ROCKY MOUNTAIN PLANTINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
	September 30, 2011 (unaudited)	December 31, 2010 (audited)
ASSETS
Current Assets
Cash	$1,002	$16,797
Prepaid Expense	3,278	-
Accounts Receivable, net of allowance for doubtful accounts of $20,000	-	-
Total Current Assets	4,280	16,797

Long-Term Assets
Property and Equipment, net	907	1,564
Total Long term Assets	907	1,564

Total Assets	$5,187	$18,361

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	$21,436	15,500
Accrued Interest	319	-
Note Payable	18,000	-
Total Current Liabilities	39,755	15,500

Stockholders' Equity (Deficit)
Preferred Stock, $0.001 par value, 10,000,000 shares authorized. No shares issued or outstanding
	-	-
Common Stock, $0.001 par value, 100,000,000 shares authorized. 42,400,000 shares issued and outstanding, respectively

	42,400	42,400
Paid in Capital	102,600	102,600
Deficit Accumulated During the Development Stage	(179,568)	(142,139)
Total Stockholders' Equity (Deficit)	(34,568)	2,861

Total Liabilities and Stockholders' Equity (Deficit)	$5,187	$18,361

See accompanying notes to financial statements

ROCKY MOUNTAIN PLANTINGS, INC. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF OPERATIONS
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		From Inception through
	2011 (unaudited)	2010 (unaudited)	2011 (unaudited)	2010 (unaudited)	September 30, 2011 (unaudited)

Sales	$-	$-	$-	$-	$78,348
Cost of Goods Sold	-	-	-	-	83,684
Gross Profit (Loss)	-	-	-	-	(5,336)

General and Administrative Costs	220	1,454	3,549	1,929	15,221
Professional Fees	9,927	-	33,561	10,150	103,692
Bad Debt Expense	-	-	-	-	55,000

Loss from Operations	(10,147)	(1,454)	(37,110)	(12,079)	(179,249)

Interest Expense	297	-	319	-	319

Loss before income taxes	(10,444)	(1,454)	(37,429)	(12,079)	(179,568)

Income Tax - Current	-	-	-	-	-
Income Tax - Deferred	-	-	-	-	-

Net Loss	$(10,444)	$(1,454)	$(37,429)	$(12,079)	$(179,568)

Net Loss per Common Share – Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding – Basic and Diluted	42,400,000	42,400,000	42,400,000	40,128,938

See accompanying notes to financial statements

ROCKY MOUNTAIN PLANTINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,		From Inception through
	2011 (unaudited)	2010 (unaudited)	September 30, 2011 (unaudited)
Cash Flows from Operating Activities:
Net Income (Loss)	$(37,429)	$(12,079)	$(179,568)
Adjustments to Reconcile Net Income (Loss) to Net Cash Used in Operating Activities:
Depreciation Expense	657	712	3,842
Change in Operating Assets and Liabilities:
Accounts Receivable	-	-	(20,000)
Prepaid Expense	(3,278)	-	(3,278)
Bad Debt Allowance	-	-	55,000
Accrued Interest	319	-	319
Accounts Payable	5,936	10,150	21,436
Net Cash Flows Used in Operating Activities	(33,795)	(1,217)	(122,249)
Cash Flows from Investing Activities:
Purchase of Fixed Assets	-	-	(4,749)
Proceeds from Note Receivable - Related Party	-	-	5,000
Note Receivable - Related Party	-	-	(40,000)
Net Cash Flows Used in Investing Activities	-	-	(39,749)
Cash Flows from Financing Activities:
Sale of Common Stock	-	5,000	145,000
Proceeds from Note Payable	18,000	-	18,000
Net Cash Flows Provided by Financing Activities	18,000	5,000	163,000
Net Increase (Decrease) in Cash	(15,795)	3,783	1,002
Cash, Beginning of Period	16,797	8,014	-
Cash, End of Period	$1,002	$11,797	$1,002
Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for:
Interest	$-	$-	$-
Income Taxes	-	-	-
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
For the Nine Months Ended September 30, 2011 and 2010:
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

Basis of Presentation

The interim financial information of the Company as of September 30, 2011 and for the nine-month period ended September 30, 2011 and 2010 is unaudited, and the balance sheet as of December 31, 2010 is derived from audited financial statements. The accompanying financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial statements. Accordingly, they omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles. The accounting policies followed for quarterly financial reporting conform with the accounting policies disclosed in Note 1 to the Notes to Financial Statements for the year ended December 31, 2010 included in the Company's Form 10 filing. In the opinion of management, all adjustments that are necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature. The results of operations for the nine months ended September 30, 2011 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2011. The unaudited financial statements should be read in conjunction with the financial statements and the notes thereto for the year ended December 31, 2010 included in the Company's Form 10 filing.

Note 2 - Property and Equipment

The Company's property and equipment consisted of the following as of September 30, 2011 and December 31, 2010:

Property & Equipment:	September 30, 2011	December 31, 2010

Office Equipment	$4,749	$4,749
Total Property & Equipment	4,749	4,749
Accumulated Depreciation	(3,842)	(3,185)
Net Property & Equipment	$907	$1,564

Depreciation expense for the three month periods ended September 30, 2011 and 2010 was $182 and $237, respectively.  Depreciation expense was for the nine month periods ended September 30, 2011 and 2010 was $657 and $712, respectively.

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

Note 4 - Note Payable

On March 18, 2011 the Company executed a promissory note in which it borrowed $1,000 from an unrelated third party.  The note is due twenty-four months from the date of the note and accrues interest at a rate of 8.0%.  Proceeds from the note have been used to cover operations.  Accrued interest payable was $43 at September 30, 2011.

On July 7, 2011 and August 1, 2011 the Company executed promissory notes in which it borrowed $5,000 and $12,000, respectively, from an unrelated third party.  The notes are due twenty-four months from the date of the note and accrue interest at a rate of 8.0%.  Proceeds from the notes have been used to cover operations.  Accrued interest payable was $276 at September 30, 2011.

Note 5 - Capital Stock

The Company has authorized 10,000,000 shares of $0.001 par value preferred stock with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors.  No shares are issued and outstanding at September 30, 2011 or December 31, 2010.

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

Note 7 - Loss per Share

The following data shows the amounts used in computing loss per share for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010

Income (Loss) available to common Stockholders (numerator)	$(10,444)	$(1,454)	$(37,429)	$(12,079)

Weighted average number of common shares outstanding during the period used in loss per share (denominator)	$42,400,000	$42,400,000	$42,400,000	$40,128,938

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

Since ceasing its operations in December 2009, the Company has focused its efforts on seeking a business opportunity.  The Company will attempt to locate and negotiate with a business entity for the merger of that target company into the Company. In certain instances, a target company may wish to become a subsidiary of the Company or may wish to contribute assets to the Company rather than merge. No assurances can be given that the Company will be successful in locating or negotiating with any target company. The Company will provide a method for a foreign or domestic private company to become a reporting (“public”) company whose securities are qualified for trading in the United States secondary market.

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

Results of Operations

Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010

We did not generate any revenue for the three months ended September 30, 2011 or 2010. For the three months ended September 30, 2011 we had professional fees of $9,927, general and administrative expenses of $220, and interest expense of $297 for a net loss of $10,444 compared to professional fess of $-0- and general and administrative expense of $1,454 for a total net loss of $1,454 for the three months ended September 30, 2010. Our increase in expenses for 2011 is attributed to our auditing and legal fees associated with our filing a Form 10 registration statement with the Securities and Exchange Commission.

Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010

We did not generate any revenue for the nine months ended September 30, 2011 or 2010. For the nine months ended September 30, 2011 we had professional fees of $33,561, general and administrative expenses of $3,549, and interest expense of $319 for a net loss of $37,429 compared to professional fess of $10,150 and general and administrative expense of $1,929 for a total net loss of $12,079 for the nine months ended September 30, 2010. Our increase in expenses for 2011 is attributed to our auditing and legal fees associated with our filing a Form 10 registration statement with the Securities and Exchange Commission.

Liquidity and Capital Resources

The Company’s balance sheet as of September 30, 2011, reflects total assets of $1,002 in cash, prepaid expense of $3,278 and $907 in property and equipment, net. As of September 30, 2011, our liabilities were $39,755 which included $21,436 in accounts payable, $18,000 in a note payable and $319 in accrued interest.

On March 18, 2011, we executed a promissory note in which we borrowed $1,000 from an unrelated third party.  The note is due twenty-four months from the date of the note and accrues interest at a rate of 8%.  Proceeds from the note have been used to cover operations.  Accrued interest payable at September 30, 2011 was $43.

On July 7, 2011 and August 1, 2011, we executed promissory notes in which we borrowed $5,000 and $12,000, respectively, from an unrelated third party.  The notes are due twenty-four months from the date of the note and accrue interest at a rate of 8%.  Proceeds from the note have been used to cover operations.  Accrued interest payable was $276 at September 30, 2011.

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

ITEM 4T. CONTROLS AND PROCEDURES.

(a)

Evaluation of Disclosure Controls and Procedures.

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls as of the end of the period covered by this report, September 30, 2011. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Jeffery Bateman (the “Certifying Officer”). Based upon that evaluation, our Certifying Officer concluded that as of the end of the period covered by this report, September 30, 2011, our disclosure controls and procedures are effective in timely alerting management to material information relating to us and required to be included in our periodic filings with the Securities and Exchange Commission (the “Commission”).

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

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Title of Document	Location

31	Certification of the Principal Executive Officer/ Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

32	Certification of the Principal Executive Officer/ Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	Attached

101.INS	XBRL Instance Document	Attached

101.SCH	XBRL Taxonomy Extension Schema Document	Attached

101.CAL	XBRL Taxonomy Calculation Linkbase Document	Attached

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Attached

101.LAB	XBRL Taxonomy Label Linkbase Document	Attached

101.PRE	XBRL Taxonomy Presentation Linkbase Document	Attached

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

Date: November 2, 2011

By: /s/  Jeffery L. Bateman

Jeffery L. Bateman, President and Chief Financial Officer