Form 10-Q
period 2012-03-31
ROCKY MOUNTAIN PLANTINGS INC
filed 2012-05-08
CIK 1366391

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X .    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of March 31, 2012:  42,400,000

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ROCKY MOUNTAIN PLANTINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

ROCKY MOUNTAIN PLANTINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

Index to Financial Statements

ROCKY MOUNTAIN PLANTINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	March 31, 2012 (unaudited)	December 31, 2011 (audited)
ASSETS
Current Assets
Cash	$967	$1,002
Prepaid Expense	1,092	2,185
Accounts Receivable, net of allowance for doubtful accounts of $20,000	-	-
Total Current Assets	2,059	3,187

Long-Term Assets
Property and Equipment, net	544	726
Total Long-Term Assets	544	726

Total Assets	$2,603	$3,913

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	$29,093	$26,636
Accrued Interest	1,107	682
Total Current Liabilities	30,200	27,318

Long-Term Liabilities
Note Payable	24,500	18,000
Total Long-Term Liabilities	24,500	18,000

Total Liabilities	54,700	45,318

Stockholders' Deficit
Preferred Stock, $0.001 par value, 10,000,000 shares authorized. No shares issued or outstanding	-	-
Common Stock, $0.001 par value, 100,000,000 shares authorized. 42,400,000 shares issued and outstanding, respectively	42,400	42,400
Paid in Capital	102,600	102,600
Deficit Accumulated During the Development Stage	(197,097)	(186,405)
Total Stockholders' Deficit	(52,097)	(41,405)

Total Liabilities and Stockholders' Deficit	$2,603	$3,913

See accompanying notes to financial statements

ROCKY MOUNTAIN PLANTINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,		From Inception through
	2012 (unaudited)	2011 (unaudited)	March 31, 2012 (unaudited)

Sales	$-	$-	$78,348

Cost of Goods Sold	-	-	83,684

Gross Profit (Loss)	-	-	(5,336)

General and Administrative Costs	1,814	295	18,879
Professional Fees	8,453	17,179	116,775
Bad Debt Expense	-	-	55,000
Loss from Operations	(10,267)	(17,474)	(195,990)

Interest Expense	425	3	1,107

Loss Before Income Taxes	(10,692)	(17,477)	(197,097)

Income Tax - Current	-	-	-
Income Tax - Deferred	-	-	-

Net Income (Loss)	$(10,692)	$(17,477)	$(197,097)

Net Loss per Common Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Shares Outstanding - Basic and Diluted	42,400,000	42,400,000

See accompanying notes to financial statements

ROCKY MOUNTAIN PLANTINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,		From Inception through
	2012 (unaudited)	2011 (unaudited)	March 31, 2012 (unaudited)
Cash Flows from Operating Activities:
Net Loss	$(10,692)	$(17,477)	$(197,097)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation Expense	182	238	4,205
Change in Operating Assets and Liabilities:
Accounts Receivable	-	-	(20,000)
Prepaid Expense	1,093	-	(1,092)
Bad Debt Expense	-	-	55,000
Accrued Interest	425	3	1,107
Accounts Payable	2,457	(163)	29,093
Net Cash Flows Used in Operating Activities	(6,535)	(17,399)	(128,784)

Cash Flows from Investing Activities:
Purchase of Fixed Assets	-	-	(4,749)
Proceeds from Note Receivable - Related Party	-	-	5,000
Note Receivable - Related Party	-	-	(40,000)
Net Cash Flows Used in Investing Activities	-	-	(39,749)

Cash Flows from Financing Activities:
Sale of Common Stock	-	-	145,000
Proceeds from Note Payable	6,500	1,000	24,500
Net Cash Flows Provided by Financing Activities	6,500	1,000	169,500

Net Increase (Decrease) in Cash	(35)	(16,399)	967

Cash, Beginning of Period	1,002	16,797	-

Cash, End of Period	$967	$398	$967

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for:
Interest	$-	$-	$-
Income Taxes	-	-	-

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
For the Three Months Ended March 31, 2012 and 2011:
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

Basis of Presentation

The interim financial information of the Company as of March 31, 2012 and for the three-month period ended March 31, 2012 and 2011 is unaudited, and the balance sheet as of December 31, 2011 is derived from audited financial statements. The accompanying financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial statements. Accordingly, they omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles. The accounting policies followed for quarterly financial reporting conform with the accounting policies disclosed in Note 1 to the Notes to Financial Statements included in the Company's annual  Form 10-K filing for the year ended December 31, 2011. In the opinion of management, all adjustments that are necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2012. The unaudited financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's annual Form 10-K filing for the year ended December 31, 2011.

Note 2 - Property and Equipment

The Company's property and equipment consisted of the following as of March 31, 2012 and December 31, 2011:

Property & Equipment:	March 31, 2012	December 31, 2011

Office Equipment	$4,749	$4,749
Total Property & Equipment	4,749	4,749
Accumulated Depreciation	(4,205)	(4,023)
Net Property & Equipment	$544	$726

Depreciation expense for the periods ended March 31, 2012 and 2011 was $182 and $238, respectively.

Note 3 - Note Payable

During 2011 the Company executed a promissory note in which it borrowed $18,000 from unrelated third parties.  The notes are due twenty-four months from the date of the notes and accrues interest at a rate of 8.0%.  Proceeds from the note have been used to cover operations.

On February 2, 2012, the Company executed a promissory note in which it borrowed $1,500 from an unrelated third party.   The note is due twenty-four months from the date of the note and accrues interest at a rate of 8.0%.  Proceeds from the note have been used to cover operations.

On February 8, 2012, the Company executed a promissory note in which it borrowed $5,000 from an unrelated third party.   The note is due twenty-four months from the date of the note and accrues interest at a rate of 8.0%.  Proceeds from the note have been used to cover operations.

Accrued interest payable on these notes was $1,107 and $682 at March 31, 2012 and December 31, 2011, respectively.

Note 4 - Capital Stock

The Company has authorized 10,000,000 shares of $0.001 par value preferred stock with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors.  No shares are issued and outstanding at March 31, 2012 or December 31, 2011.

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

Note 5 – Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and accounts payable.  The carrying amount of cash and accounts payable approximates fair value because of the short-term nature of these items.

Note 6 - Loss per Share

The following data shows the amounts used in computing loss per share for the periods presented:

	March 31, 2012	March 31, 2011

Income (Loss) available to common Stockholders (numerator)	$(10,692)	$(17,477)

Weighted average number of common shares outstanding during the period used in loss per share (denominator)	$42,400,000	$42,400,000

Dilutive loss per share was not presented as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.

Note 7 - Going Concern

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

Note 8 - Subsequent Events

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

Results of Operations

Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

We did not generate any revenue for the three months ended March 31, 2012 or 2011. For the three months ended March 31, 2012 we had professional fees of $8,453, general and administrative expenses of $1,814, and interest expense of $425 for a net loss of $10,692 compared to professional fees of $17,179, general, administrative expense of $295, and interest expense of $3 for a total net loss of $17,477 for the three months ended March 31, 2011. Our increase in expenses for 2011 is attributed to our auditing and legal fees associated with our filing a Form 10 registration statement with the Securities and Exchange Commission.

Liquidity and Capital Resources

The Company’s balance sheet as of March 31, 2012, reflects total assets of $967 in cash, prepaid expense of $1,092 and $544 in property and equipment, net. As of March 31, 2012, our liabilities were $54,700 which included $29,093 in accounts payable, $24,500 in a note payable and $1,107 in accrued interest.

During 2011 the Company executed a promissory note in which it borrowed $18,000 from unrelated third parties.  The notes are due twenty-four months from the date of the notes and accrues interest at a rate of 8.0%.  Proceeds from the note have been used to cover operations.

On February 2, 2012, the Company executed a promissory note in which it borrowed $1,500 from an unrelated third party.   The note is due twenty-four months from the date of the note and accrues interest at a rate of 8.0%.  Proceeds from the note have been used to cover operations.

On February 8, 2012, the Company executed a promissory note in which it borrowed $5,000 from an unrelated third party.   The note is due twenty-four months from the date of the note and accrues interest at a rate of 8.0%.  Proceeds from the note have been used to cover operations.

Accrued interest payable on these notes was $1,107 and $682 at March 31, 2012 and December 31, 2011, respectively.

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

ITEM 4T. CONTROLS AND PROCEDURES.

(a)

Evaluation of Disclosure Controls and Procedures.

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls as of the end of the period covered by this report, March 31, 2012. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Jeffery Bateman (the “Certifying Officer”). Based upon that evaluation, our Certifying Officer concluded that as of the end of the period covered by this report, March 31, 2012, our disclosure controls and procedures are effective in timely alerting management to material information relating to us and required to be included in our periodic filings with the Securities and Exchange Commission (the “Commission”).

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS.

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

Date: May 8, 2012

By: /s/  Jeffery L. Bateman

Jeffery L. Bateman, President and Chief Financial Officer