Form 10-Q
period 2012-06-30
ROCKY MOUNTAIN PLANTINGS INC
filed 2012-08-14
CIK 1366391

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X .    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of June 30, 2012:  42,400,000

ROCKY MOUNTAIN PLANTINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

ROCKY MOUNTAIN PLANTINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

Index to Financial Statements

ROCKY MOUNTAIN PLANTINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	June 30, 2012 (unaudited)	December 31, 2011 (audited)
ASSETS
Current Assets
Cash	$378	$1,002
Prepaid Expenses	-	2,185
Accounts Receivable, net of allowance for doubtful accounts of $20,000	-	-
Total Current Assets	378	3,187

Long-Term Assets
Property and Equipment, net	362	726
Total Long term Assets	362	726

Total Assets	$740	$3,913

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	$30,125	26,636
Accrued Interest	1,621	682
Total Current Liabilities	31,746	27,318

Long-Term Liabilities
Notes Payable	27,000	18,000
Total Long-Term Liabilities	27,000	18,000

Total Liabilities	58,746	45,318

Stockholders' Deficit
Preferred Stock, $0.001 par value, 10,000,000 shares authorized. No shares issued or outstanding

	-	-
Common Stock, $0.001 par value, 100,000,000 shares authorized. 42,400,000 shares issued and outstanding, respectively

	42,400	42,400
Paid in Capital	102,600	102,600
Deficit Accumulated During the Development Stage	(203,006)	(186,405)
Total Stockholders' Deficit	(58,006)	(41,405)

Total Liabilities and Stockholders' Deficit	$740	$3,913

See accompanying notes to financial statements

ROCKY MOUNTAIN PLANTINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		From Inception through
	2012 (unaudited)	2011 (unaudited)	2012 (unaudited)	2011 (unaudited)	June 30, 2012 (unaudited)

Sales	$-	$-	$-	$-	$78,348

Cost of Goods Sold	-	-	-	-	83,684

Gross Loss	-	-	-	-	(5,336)

General and Administrative Costs	1,014	3,033	2,958	3,328	20,022
Professional Fees	4,382	6,455	12,705	23,634	121,027
Bad Debt Expense	-	-	-	-	55,000

Loss from Operations	(5,396)	(9,488)	(15,663)	(26,962)	(201,385)

Interest Expense	513	20	938	23	1,621

Loss before Income Taxes	(5,909)	(9,508)	(16,601)	(26,985)	(203,006)

Income Tax - Current	-	-	-	-	-
Income Tax - Deferred	-	-	-	-	-

Net Loss	$(5,909)	$(9,508)	$(16,601)	$(26,985)	$(203,006)

Net Loss per Common Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding - Basic and Diluted	42,400,000	42,400,000	42,400,000	42,400,000

See accompanying notes to financial statements

ROCKY MOUNTAIN PLANTINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,		From Inception through
	2012 (unaudited)	2011 (unaudited)	June 30, 2012 (unaudited)
Cash Flows from Operating Activities:
Net Loss	$(16,601)	$(26,985)	$(203,006)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activites:
Depreciation Expense	364	475	4,387
Change in Operating Assets and Liabilities:
Accounts Receivable	-	-	(20,000)
Bad Debt Allowance	-	-	55,000
Accrued Interest	939	23	1,621
Prepaid Expense	2,185	-	-
Accounts Payable	3,489	8,769	30,125

Net Cash Flows Used in Operating Activities	(9,624)	(17,718)	(131,873)

Cash Flows from Investing Activities:
Purchase of Fixed Assets	-	-	(4,749)
Proceeds from Note Receivable - Related Party	-	-	5,000
Note Receivable - Related Party	-	-	(40,000)

Net Cash Flows Used in Investing Activities	-	-	(39,749)

Cash Flows from Financing Activities:
Sale of Common Stock	-	-	145,000
Proceeds from Note Payable	9,000	1,000	27,000

Net Cash Flows Provided by Financing Activities	9,000	1,000	172,000

Net Increase (Decrease) in Cash	(624)	(16,718)	378

Cash, Beginning of Period	1,002	16,797	-

Cash, End of Period	$378	$79	$378

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for:
Interest	$-	$-	$-
Income Taxes	-	-	-

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
For the Six Months Ended June 30, 2012 and 2011:
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

Basis of Presentation

The interim financial information of the Company as of June 30, 2012 and for the six-month period ended June 30, 2012 and 2011 is unaudited, and the balance sheet as of December 31, 2011 is derived from audited financial statements. The accompanying financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial statements. Accordingly, they omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles. The accounting policies followed for quarterly financial reporting conform with the accounting policies disclosed in Note 1 to the Notes to Financial Statements included in the Company's annual  Form 10-K filing for the year ended December 31, 2011. In the opinion of management, all adjustments that are necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature. The results of operations for the six months ended June 30, 2012 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2012. The unaudited financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's annual Form 10-K filing for the year ended December 31, 2011.

Note 2 - Property and Equipment

The Company's property and equipment consisted of the following as of June 30, 2012 and December 31, 2011:

Property & Equipment:	June 30, 2012	December 31, 2011

Office Equipment	$4,749	$4,749
Total Property & Equipment	4,749	4,749
Accumulated Depreciation	(4,387)	(4,023)
Net Property & Equipment	$362	$726

Depreciation expense for the three month periods ended June 30, 2012 and 2011 was $182 and $237, respectively.  Depreciation expense was for the six month periods ended June 30, 2012 and 2011 was $364 and $475, respectively.

Note 3 - Notes Payable

During 2011 the Company executed a promissory note in which it borrowed $18,000 from unrelated third parties.  The notes are due twenty-four months from the date of the note and accrues interest at a rate of 8.0%.  Proceeds from the note have been used to cover operations.

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

On May 16, 2012, the Company executed a promissory note in which it borrowed $2,500 from an unrelated third party.  The note is due twenty-four months from the date of the note and accrues interest at a rate of 8.0%.  Proceeds from the note have been used to cover operations.

Accrued interest payable on these notes was $1,621 and  $682 as of June 30, 2012 and December 31, 2011, respectively.

Note 4 - Capital Stock

The Company has authorized 10,000,000 shares of $0.001 par value preferred stock with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors.  No shares are issued and outstanding at June 30, 2012 or December 31, 2011.

The Company is authorized to issue 100,000,000 shares of $0.001 par value common stock.  During April 2005, the Company issued 2,000,000 shares of common stock for cash of $5,000 at $0.0025 per share.  During 2006 the Company issued 400,000 shares of common stock for cash of $100,000 at $0.25 per share.  During 2008 the Company issued 35,000,000 shares of common stock for cash of $35,000 at $0.001 per share.  During 2010 the Company issued 5,000,000 shares of common stock for cash of $5,000 at $0.001 per share.

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

Note 6 - Loss per Share

The following data shows the amounts used in computing loss per share for the periods presented:

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Loss available to common
Stockholders (numerator)	$(5,909)	$(9,508)	$(16,601)	$(26,985)

Weighted average number of common shares outstanding during the period used in loss per share (denominator)

	42,400,000	42,400,000	42,400,000	42,400,000

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

Note 8 - Subsequent Events

On August 7,  2012 the Company executed a promissory note in which it borrowed $9,000 from an unrelated third party.  The note is due twenty-four months from the date of the note and accrues interest at a rate of 8.0%.  Proceeds from the note will be used to cover operations.

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and concluded there are no other events to disclose.

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

Results of Operations

Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011

We did not generate any revenue for the three months ended June 30, 2012 or 2011. For the three months ended June 30, 2012 we had professional fees of $4,382, general and administrative expenses of $1,014 and interest expense of $513 for a net loss of $5,909 compared to professional fees of $6,455, general and administrative expense of $3,033 and interest expense of $20 for a total net loss of $9,508 for the three months ended June 30, 2011. Our increase in expenses for 2011 is attributed to our auditing and legal fees associated with our filing a Form 10 registration statement with the Securities and Exchange Commission.

Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

We did not generate any revenue for the six months ended June 30, 2012 or 2011. For the six months ended June 30, 2012 we had professional fees of $12,705, general and administrative expenses of $2,958 and interest expense of $938 for a net loss of $16,601 compared to professional fees of $23,634, general and administrative expense of $3,328 and interest expense of $23 for a total net loss of $26,985 for the six months ended June 30, 2011. Our increase in expenses for 2011 is attributed to our auditing and legal fees associated with our filing a Form 10 registration statement with the Securities and Exchange Commission.

Liquidity and Capital Resources

The Company’s balance sheet as of June 30, 2012, reflects total assets of $378 in cash and $362 in property and equipment, net. As of June 30, 2012, our liabilities were $58,746 which included $30,125 in accounts payable, $27,000 in notes payable and $1,621 in accrued interest.

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

On May 16, 2012, the Company executed a promissory note in which it borrowed $2,500 from an unrelated third party.  The note is due twenty-four months from the date of the note and accrues interest at a rate of 8.0%.  Proceeds from the note have been used to cover operations.

Accrued interest payable on these notes was $1,621 and $682 at June 30, 2012 and December 31, 2011, respectively.

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

ITEM 4T. CONTROLS AND PROCEDURES.

(a)

Evaluation of Disclosure Controls and Procedures.

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls as of the end of the period covered by this report, June 30, 2012. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Jeffery Bateman (the “Certifying Officer”). Based upon that evaluation, our Certifying Officer concluded that as of the end of the period covered by this report, June 30, 2012, our disclosure controls and procedures are effective in timely alerting management to material information relating to us and required to be included in our periodic filings with the Securities and Exchange Commission (the “Commission”).

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

ITEM 3. MINE SAFETY DISCLOSURES.

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

Date: August 14, 2012

By: /s/ Jeffery L. Bateman

Jeffery L. Bateman, President and Chief Financial Officer