Form 10-Q
period 2012-09-30
ROCKY MOUNTAIN PLANTINGS INC
filed 2012-11-14
CIK 1366391

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X .    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

________________________________________________________________________

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of September 30, 2012:  42,400,000

ROCKY MOUNTAIN PLANTINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	September 30, 2012 (unaudited)	December 31, 2011 (audited)
ASSETS
Current Assets
Cash	$300	$1,002
Prepaid Expenses	394	2,185
Accounts Receivable, net of allowance for doubtful accounts of $20,000	-	-
Total Current Assets	694	3,187

Long-Term Assets
Property and Equipment, net	271	726
Total Long term Assets	271	726

Total Assets	$965	$3,913

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	$27,652	26,636
Accrued Interest	2,260	682
Notes Payable, Current Portion	18,000	-
Total Current Liabilities	47,912	27,318

Long-Term Liabilities
Notes Payable	18,000	18,000
Total Long-Term Liabilities	18,000	18,000

Total Liabilities	65,912	45,318

Stockholders' Deficit
Preferred Stock, $0.001 par value, 10,000,000 shares authorized. No shares issued or outstanding

	-	-
Common Stock, $0.001 par value, 100,000,000 shares authorized. 42,400,000 shares issued and outstanding, respectively

	42,400	42,400
Paid in Capital	102,600	102,600
Deficit Accumulated During the Development Stage	(209,947)	(186,405)
Total Stockholders' Deficit	(64,947)	(41,405)

Total Liabilities and Stockholders' Deficit	$965	$3,913

See accompanying notes to financial statements

ROCKY MOUNTAIN PLANTINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		From Inception through September 30,
	2012 (unaudited)	2011 (unaudited)	2012 (unaudited)	2011 (unaudited)	2012 (unaudited)

Sales	$-	$-	$-	$-	$78,348

Cost of Goods Sold	-	-	-	-	83,684

Gross Loss	-	-	-	-	(5,336)

General and Administrative Costs	633	220	3,590	3,549	20,654
Professional Fees	5,669	9,927	18,374	33,561	126,697
Bad Debt Expense	-	-	-	-	55,000

Loss from Operations	(6,302)	(10,147)	(21,964)	(37,110)	(207,687)

Interest Expense	639	297	1,578	319	2,260

Loss before Income Taxes	(6,941)	(10,444)	(23,542)	(37,429)	(209,947)

Income Tax - Current	-	-	-	-	-
Income Tax - Deferred	-	-	-	-	-

Net Loss	$(6,941)	$(10,444)	$(23,542)	$(37,429)	$(209,947)

Net Loss per Common Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding - Basic and Diluted	42,400,000	42,400,000	42,400,000	42,400,000

See accompanying notes to financial statements

ROCKY MOUNTAIN PLANTINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,		From Inception through September 30,
	2012 (unaudited)	2011 (unaudited)	2012 (unaudited)
Cash Flows from Operating Activities:
Net Loss	$(23,542)	$(37,429)	$(209,947)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation Expense	455	657	4,478
Change in Operating Assets and Liabilities:
Accounts Receivable	-	-	(20,000)
Bad Debt Allowance	-	-	55,000
Accrued Interest	1,578	319	2,260
Prepaid Expense	1,791	(3,278)	(394)
Accounts Payable	1,016	5,936	27,652

Net Cash Flows Used in Operating Activities	(18,702)	(33,795)	(140,951)

Cash Flows from Investing Activities:
Purchase of Fixed Assets	-	-	(4,749)
Proceeds from Note Receivable - Related Party	-	-	5,000
Note Receivable - Related Party	-	-	(40,000)

Net Cash Flows Used in Investing Activities	-	-	(39,749)

Cash Flows from Financing Activities:
Sale of Common Stock	-	-	145,000
Proceeds from Note Payable	18,000	18,000	36,000

Net Cash Flows Provided by Financing Activities	18,000	18,000	181,000

Net Increase (Decrease) in Cash	(702)	(15,795)	300

Cash, Beginning of Period	1,002	16,797	-

Cash, End of Period	$300	$1,002	$300

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for:
Interest	$-	$-	$-
Income Taxes	-	-	-

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
For the Nine Months Ended September 30, 2012 and 2011:
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

Basis of Presentation

The interim financial information of the Company as of September 30, 2012 and for the nine-month period ended September 30, 2012 and 2011 is unaudited, and the balance sheet as of December 31, 2011 is derived from audited financial statements. The accompanying financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial statements. Accordingly, they omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles. The accounting policies followed for quarterly financial reporting conform with the accounting policies disclosed in Note 1 to the Notes to Financial Statements included in the Company's annual Form 10-K filing for the year ended December 31, 2011. In the opinion of management, all adjustments that are necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature. The results of operations for the nine months ended September 30, 2012 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2012. The unaudited financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's annual Form 10-K filing for the year ended December 31, 2011.

Note 2 - Property and Equipment

The Company's property and equipment consisted of the following as of September 30, 2012 and December 31, 2011:

Property & Equipment:	September 30, 2012	December 31, 2011

Office Equipment	$4,749	$4,749
Total Property & Equipment	4,749	4,749
Accumulated Depreciation	(4,478)	(4,023)
Net Property & Equipment	$271	$726

Depreciation expense for the three month periods ended September 30, 2012 and 2011 was $91 and $182, respectively.  Depreciation expense was for the nine month periods ended September 30, 2012 and 2011 was $455 and $657, respectively.

Note 3 - Notes Payable

During 2011 the Company executed  promissory notes in which it borrowed $18,000 from unrelated third parties.  The notes are due twenty-four months from the date of the note and accrues interest at a rate of 8.0%.  Proceeds from the note have been used to cover operations.

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

On August 7, 2012, the Company executed a promissory note in which it borrowed $9,000 from an unrelated third party.  The note is due twenty-four months from the date of the note and accrues interest at a rate of 8.0%.  Proceeds from the note have been used to cover operations.

Accrued interest payable on these notes was $2,260 and  $682 as of September 30, 2012 and December 31, 2011, respectively.

Note 4 - Capital Stock

The Company has authorized 10,000,000 shares of $0.001 par value preferred stock with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors.  No shares are issued and outstanding at September 30, 2012 or December 31, 2011.

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

Note 6 - Loss per Share

The following data shows the amounts used in computing loss per share for the periods presented:

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
Loss available to common
Stockholders (numerator)	$(6,941)	$(10,444)	$(23,542)	$(37,429)

Weighted average number of common
shares outstanding during the period
used in loss per share (denominator)	42,400,000	42,400,000	42,400,000	42,400,000

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

Note 8 - Subsequent Events

On November 1, 2012 and November 9, 2012 the Company executed promissory notes in which it borrowed $1,600 and $2,400 from an unrelated third party, respectively.  The notes are due twenty-four months from the date of the note and accrues interest at a rate of 8.0%.  Proceeds from the notes will be used to cover operations.

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

The Company is now located at 44140 CS 2710, Cyril, OK 73029.

Our auditors have expressed substantial doubt over our ability to continue as a going concern.  The Company’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has sustained net operating losses since inception. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

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

Results of Operations

Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011

We did not generate any revenue for the three months ended September 30, 2012 or 2011. For the three months ended September 30, 2012 we had professional fees of $5,669, general and administrative expenses of $633 and interest expense of $639 for a net loss of $6,941 compared to professional fees of $9,927, general and administrative expense of $220 and interest expense of $297 for a total net loss of $10,444 for the three months ended September 30, 2011. Our increase in expenses for 2011 is attributed to our auditing and legal fees associated with our filing a Form 10 registration statement with the Securities and Exchange Commission.

Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

We did not generate any revenue for the nine months ended September 30, 2012 or 2011. For the nine months ended September 30, 2012 we had professional fees of $18,374, general and administrative expenses of $3,590 and interest expense of $1,578 for a net loss of $23,542 compared to professional fees of $33,561, general and administrative expense of $3,549 and interest expense of $319 for a total net loss of $37,429 for the nine months ended September 30, 2011. Our increase in expenses for 2011 is attributed to our auditing and legal fees associated with our filing a Form 10 registration statement with the Securities and Exchange Commission.

Liquidity and Capital Resources

The Company’s balance sheet as of September 30, 2012, reflects total assets of $300 in cash, $394 in prepaid expenses and $271 in property and equipment, net for total assets of $965. As of September 30, 2012, our liabilities were $65,912 which included $27,652 in accounts payable, $36,000 in notes payable and $2,260 in accrued interest.

During 2011 the Company executed promissory notes in which it borrowed $18,000 from unrelated third parties. The notes are due twenty-four months from the date of the notes and accrues interest at a rate of 8.0%. Proceeds from the note have been used to cover operations.

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

On August 7, 2012, the Company executed a promissory note in which it borrowed $9,000 from an unrelated third party. The note is due twenty-four months from the date of the note and accrues interest at a rate of 8.0%.  Proceeds from the note have been used to cover operations.

Accrued interest payable on these notes was $2,260 and $682 at September 30, 2012 and December 31, 2011, respectively.

Subsequent to the date of this report, on November 1, 2012 and November 9, 2012, the Company executed promissory notes in which it borrowed $1,600 and $2,400 from an unrelated third party, respectively.  The notes are due twenty-four months from the date of the notes and accrues interest at a rate of 8.0%.  Proceeds from the notes will be used to cover operations.

We anticipate our expenses to be limited to accounting, auditing, legal and filing fees associated with continuing our reporting status with the Securities and Exchange Commission along with miscellaneous expenses related to our corporate existence. We estimate our ongoing expenses to be $30,000 per year. We do not have any commitments for capital expenditures nor do we anticipate entering into any such commitments.

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

ITEM 4T. CONTROLS AND PROCEDURES.

(a)

Evaluation of Disclosure Controls and Procedures.

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls as of the end of the period covered by this report, September 30, 2012. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Jeffery Bateman (the “Certifying Officer”). Based upon that evaluation, our Certifying Officer concluded that as of the end of the period covered by this report, September 30, 2012, our disclosure controls and procedures are effective in timely alerting management to material information relating to us and required to be included in our periodic filings with the Securities and Exchange Commission (the “Commission”).

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

Date: November 14, 2012

By: /s/ Jeffery L. Bateman

Jeffery L. Bateman, President and Chief Financial Officer