Form 10-K
period 2012-12-31
ROCKY MOUNTAIN PLANTINGS INC
filed 2013-03-28
CIK 1366391

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

  X .   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2012

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

      .  Yes    X .   No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

      .  Yes    X .   No

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

  X .  Yes        .   No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  Our common stock is not traded on any market or listed on any exchange.  There was not an active market and no trading volume during fiscal 2012 and there has been no trading volume in 2013, therefore the aggregate market value of the issuer’s common stock held by non-affiliates at March 28, 2013 is deemed to be $-0-.

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

      .  Yes        .   No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of March 28, 2012
Common Stock, $.001 par value	42,400,000

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

ITEM 4.  MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

There was not an active market and no trading volume during fiscal 2012 and there has been no active market or trading volume in 2012.

Holders

As of March 28, 2013, there were approximately 46 shareholders of record holding 42,400,000 shares of common stock.  This number does not include an indeterminate number of stockholders whose shares are held by brokers in street name. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

Liquidity and Capital Resources

The Company’s balance sheet as of December 31, 2012, reflects total assets of $1,090 which includes $121 in cash, $788 in prepaid expense and $181 in property and equipment, net.  As of December 31, 2012, our liabilities were $71,643 which included $28,810 in accounts payable, $18,000 in notes  payable current portion, $3,033 in accrued interest and $21,800 in long term notes payable.  We anticipate our expenses for the next twelve months will be approximately $25,000.  In the past we have relied on advances from our president to cover our operating costs.

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

On November 1,  2012 and November 9, 2012 the Company executed promissory notes in which it borrowed $1,600 and $2,200 from an unrelated third party, respectively.  The notes are due twenty-four months from the date of the note and accrues interest at a rate of 8.0%.  Proceeds from the notes will be used to cover operations.

Accrued interest payable was $3,033 and $682 at December 31, 2012 and 2011, respectively.

The Company executed two promissory notes subsequent to year end in which it borrowed $9,000 on February 4, 2013 and $1,575 on March 14, 2013, from unrelated third parties.  The notes are due twenty-four months from the date of the note and accrue interest at a rate of 8.0%.  Proceeds from the note have been used to cover operations.

We anticipate our expenses to be limited to accounting, auditing, legal and filing fees associated with continuing our reporting status with the Securities and Exchange Commission along with miscellaneous expenses related to our corporate existence.  We estimate our ongoing expenses to be $25,000 per year.  We do not have any commitments for capital expenditures nor do we anticipate entering any such commitments.  As of the date of this report we only have $121 in cash and we will need additional funds to cover our expenses for the next twelve months. Management anticipates that we will receive sufficient advances from our president to meet our needs through the next 12 months.  However, there can be no assurances to that effect.  Our need for capital may change dramatically if we acquire an interest in a business opportunity during that period.  At present, we have no understandings, commitments or agreements with respect to the acquisition of any business venture, and there can be no assurance that we will identify a business venture suitable for acquisition in the future.  Further, we cannot assure that we will be successful in consummating any acquisition on favorable terms or we will be able to profitably manage any business venture we acquire.  Should we require additional capital, we may seek additional advances from officers, sell common stock or find other forms of debt financing.

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

Results of Operations

Years Ended December 31, 2012 and 2011

We have $121 cash on hand and have experienced losses since inception.  We did not generate any revenues from operations during the years ended December 31, 2012 and 2011.  Expenses during the year ended December 31, 2012 were $29,148 for a net loss of $29,148 compared to expenses of $44,266 for a net loss of $44,266 for the year ended December 31, 2011.  Expenses for both years consisted entirely of general and administrative expenses and interest expense.  These expenses were due to professional, legal and accounting fees relating to our reporting requirements.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Since we have no assets and do not have any investments in eligible portfolio companies there is no quantitative information, as of the end of December 31, 2012, about market risk that has any impact on our present business. Once we begin making investments in eligible portfolio companies there will be market risk sensitive instruments and we will disclose the applicable market risk information at that time

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

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

Our management, with the participation of the President, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on this evaluation, our management, with the participation of the President, concluded that, as of December 31, 2012, our internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

ITEM 9B. OTHER INFORMATION

There are no further disclosures. All information that was required to be disclosed in a Form 8-K during the fourth quarter 2012 has been disclosed.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Identification of Directors and Executive Officers

The following table sets forth the name, age, position and office term of each executive officer and director of the Company.

Name

Age

Position

Director or Officer Since

Jeffery L. Bateman

49

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

The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal periods ended December 31, 2012, 2011 and 2010. Other than as set forth herein, no executive officer's salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (4)	Option Awards ($) (4)	Non- Equity Incentive Plan Compen- sation ($)	Nonquali- fied Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)

Jeffery L. Bateman, President, Treasurer and Secretary	2012 2011	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-
Stuart Nelson, President, Secretary & Treasurer (resigned 5-10-10)	2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth as of February 7, 2013, the number and percentage of the 42,400,000 shares of outstanding common stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii) all current directors and executive officers of the Company as a group and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock.  Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

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

During 2012, we executed promissory note in which we borrowed $21,800 from unrelated third parties.  The notes are due twenty-four months from the date of the note and accrue interest at a rate of 8%.  Proceeds from the notes have been used to cover operations.  Accrued interest payable was $3,033 at December 31, 2012.

During 2011, we executed promissory note in which we borrowed $18,000 from unrelated third parties.  The notes are due twenty-four months from the date of the note and accrue interest at a rate of 8%.  Proceeds from the notes have been used to cover operations.  Accrued interest payable was $682 at December 31, 2011.

Certain Business Relationships

Our policy is that a contract or transaction between the Company and another entity in which our director, has a financial interested is not necessarily void or voidable if the relationship or interest is disclosed or known to the board of directors and the stockholders are entitled to vote on the contract or transaction, or if it is fair and reasonable to our Company.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of Rocky Mountain Plantings, Inc. annual financial statements and review of financial statements included in Rocky Mountain’s 10-Q reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $9,800 for fiscal year ended 2012 and $18,634 for fiscal year ended 2011.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of Rocky Mountain Plantings, Inc. financial statements that are not reported above were $0 for fiscal year ended 2012 and $0 for fiscal year ended 2011.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were $0 for fiscal year ended 2012 and $0 for fiscal year ended 2011.

All Other Fees

The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above were $0 for fiscal year ended 2012 and $0 for fiscal year ended 2011.

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

Date: March 28, 2013

/s/ Jeffery L. Bateman

Jeffery L. Bateman

Chief Executive Officer and

Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 28, 2013

/s/ Jeffery L. Bateman

Jeffery L. Bateman

Director

ROCKY MOUNTAIN PLANTINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

ROCKY MOUNTAIN PLANTINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ROCKY MOUNTAIN PLANTINGS, INC.

Cyril, Oklahoma

We have audited the accompanying balance sheets of Rocky Mountain Plantings, Inc. [a development stage company] as of December 31, 2012 and 2011 and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2012 and for the period from inception on April 19, 2005 through December 31, 2012. Rocky Mountain Plantings, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rocky Mountain Plantings, Inc. as of December 31, 2012 and 2011 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2012 and for the period from inception on April 19, 2005 through December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming Rocky Mountain Plantings, Inc. will continue as a going concern. As discussed in Note 8 to the financial statements, Rocky Mountain Plantings, Inc. has incurred losses since its inception and has not yet established profitable operations.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  Management’s plans in regards to these matters are also described in Note 8.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ PRITCHETT, SILER & HARDY, P.C.

PRITCHETT, SILER & HARDY, P.C.

Salt Lake City, Utah

March 28, 2013

ROCKY MOUNTAIN PLANTINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	December 31, 2012	December 31, 2011
ASSETS
Current Assets
Cash	$121	$1,002
Prepaid Expense	788	2,185
Accounts Receivable, Net of Allowance for Doubtful Accounts of $20,000	-	-
Total Current Assets	909	3,187

Long-Term Assets
Property and Equipment, net	181	726
Total Long-Term Assets	181	726

Total Assets	$1,090	$3,913

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	$28,810	$26,636
Accrued Interest	3,033	682
Notes Payable, Current Portion	18,000	-
Total Current Liabilities	49,843	27,318

Long-Term Liabilities
Notes Payable	21,800	18,000
Total Long-Term Liabilities	21,800	18,000

Total Liabilities	71,643	45,318

Stockholders' Deficit
Preferred Stock, $0.001 par value, 10,000,000 shares authorized. No shares issued or outstanding	-	-
Common Stock, $0.001 par value, 100,000,000 shares authorized. 42,400,000 shares issued and outstanding, respectively	42,400	42,400
Paid in Capital	102,600	102,600
Deficit Accumulated During the Development Stage	(215,553)	(186,405)
Total Stockholders' Deficit	(70,553)	(41,405)

Total Liabilities and Stockholders' Deficit	$1,090	$3,913

See accompanying notes to financial statements

ROCKY MOUNTAIN PLANTINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

	Year Ended		From Inception on April 19, 2005 through
	December 31, 2012	December 31, 2011	December 31, 2012

Sales	$-	$-	$78,348

Cost of Goods Sold	-	-	83,684

Gross Loss	-	-	(5,336)

General and Administrative Costs	4,291	5,393	21,356
Professional Fees	22,506	38,191	130,828
Bad Debt Expense	-	-	55,000

Loss from Operations	(26,797)	(43,584)	(212,520)

Interest Expense	2,351	682	3,033

Loss Before Income Taxes	(29,148)	(44,266)	(215,553)

Income Tax - Current	-	-	-
Income Tax - Deferred	-	-	-

Net Loss	$(29,148)	$(44,266)	$(215,553)

Net Loss per Common Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Shares Outstanding - Basic and Diluted	42,400,000	42,400,000

See accompanying notes to financial statements

ROCKY MOUNTAIN PLANTINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock		Additional Paid in
	Shares	Amount	Capital	Net Loss	Total
Inception, April 19, 2005	-	$-	$-	$-	$-

Issuance of Stock	2,000,000	2,000	3,000	-	5,000
Net Loss	-	-	-	(5,354)	(5,354)

Balance at December 31, 2005	2,000,000	2,000	3,000	(5,354)	(354)

Issuance of Stock	400,000	400	99,600	-	100,000
Net Loss	-	-	-	(9,603)	(9,603)

Balance at December 31, 2006	2,400,000	2,400	102,600	(14,957)	90,043

Net Loss	-	-	-	(24,540)	(24,540)

Balance at December 31, 2007	2,400,000	2,400	102,600	(39,497)	65,503

Issuance of Stock	35,000,000	35,000	-	-	35,000
Net Loss	-	-	-	(52,686)	(52,686)

Balance at December 31, 2008	37,400,000	37,400	102,600	(92,183)	47,817

Net Loss	-	-	-	(32,290)	(32,290)

Balance at December 31, 2009	37,400,000	37,400	102,600	(124,473)	15,527

Issuance of Stock	5,000,000	5,000	-	-	5,000
Net Loss	-	-	-	(17,666)	(17,666)

Balance at December 31, 2010	42,400,000	42,400	102,600	(142,139)	2,861

Net Loss	-	-	-	(44,266)	(44,266)

Balance at December 31, 2011	42,400,000	42,400	102,600	(186,405)	(41,405)

Net Loss	-	-	-	(29,148)	(29,148)

Balance at December 31, 2012	42,400,000	$42,400	$102,600	$(215,553)	$(70,553)

See accompanying notes to financial statements

ROCKY MOUNTAIN PLANTINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

	For the Years ended December 31,		From Inception on April 19, 2005 through December 31,
	2012	2011	2012
Cash Flows from Operating Activities:
Net Loss	$(29,148)	$(44,266)	$(215,553)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation Expense	545	838	4,568
Change in Operating Assets and Liabilities:
Accounts Receivable	-	-	(20,000)
Prepaid Expense	1,397	(2,185)	(788)
Bad Debt Allowance	-	-	55,000
Accrued Interest	2,351	682	3,033
Accounts Payable	2,174	11,136	28,810

Net Cash Flows Used in Operating Activities	(22,681)	(33,795)	(144,930)

Cash Flows from Investing Activities:
Purchase of Fixed Assets	-	-	(4,749)
Proceeds from Note Receivable - Related Party	-	-	5,000
Note Receivable - Related Party	-	-	(40,000)

Net Cash Flows Used in Investing Activities	-	-	(39,749)

Cash Flows from Financing Activities:
Sale of Common Stock	-	-	145,000
Proceeds from Note Payable	21,800	18,000	39,800

Net Cash Flows Provided by Financing Activities	21,800	18,000	184,800

Net Increase (Decrease) in Cash	(881)	(15,795)	121

Cash, Beginning of Period	1,002	16,797	-

Cash, End of Period	$121	$1,002	$121

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for:
Interest	$-	$-	$-
Income Taxes	-	-	-

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
For the Years Ended December 31, 2012 and 2011:
None

See accompanying notes to financial statements

ROCKY MOUNTAIN PLANTINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

Note 1 - Organization and Summary of Significant Accounting Policies

Organization

Rocky Mountain Plantings, Inc., (the Company) was incorporated under the laws of the State of Nevada on April 19, 2005.  The Company's business activities consists of wholesale and retail sales of ornamental plants, shrubs and trees.  Currently the Company is seeking other business opportunities.  The Company is a development stage company.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

Accounts Receivable

Trade receivables are carried at original invoiced amounts less an allowance for doubtful accounts.  Accounts receivable are determined to be delinquent when the account has become 30 days past due.  The allowance for doubtful accounts is calculated on a case by case basis.  Management will occasionally review accounts receivable and determined if the account should be written off.

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

Earnings (Loss) Per Share

The computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with ASC 260, "Earnings Per Share" [See note 7].

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

Note 2 - Property and Equipment

The Company's property and equipment consisted of the following as of December 31, 2012 and 2011:

Property & Equipment:	December 31, 2012	December 31, 2011

Office Equipment	$4,749	$4,749
Total Property & Equipment	4,749	4,749
Accumulated Depreciation	(4,568)	(4,023)
Net Property & Equipment	$181	$726

Depreciation expense was for the periods ended December 31, 2012 and 2011 was $545 and $838, respectively.

Note 3 - Notes Payable

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

On November 1,  2012 and November 9, 2012 the Company executed promissory notes in which it borrowed $1,600 and $2,200 from an unrelated third party, respectively.  The notes are due twenty-four months from the date of the note and accrues interest at a rate of 8.0%.  Proceeds from the notes will be used to cover operations.

Accrued interest payable was $3,033 and $682 at December 31, 2012 and 2011, respectively.

Note 4 - Income Taxes

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes.”  This standard requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards.

The Company adopted the provisions of ASC 740, "Accounting for Uncertainty in Income Taxes", on January 1, 2007. As result of the implementation of ASC 740, the Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax positions at December 31, 2012 and 2011 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the years ended December 31, 2012 and 2011, the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at December 31, 2012, and 2011.  All tax years starting with 2009 are open for examination.

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

Net deferred tax assets (liabilities) consist of the following components as of December 31, 2012 and 2011:

	2012	2011
Deferred tax assets:
Depreciation assets	$(17)	$(59)
Bad debt allowance	3,000	3,000
NOL Carryover	29,350	25,020
Valuation allowance	(32,333)	(27,961)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of estimated income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the periods ended December 31, 2012 and 2011 due to the following:

	2012	2011
Book loss (15% statutory rate)	$4,372	$6,314
Valuation allowance	(4,372)	(6,314)
Tax at effective rate	$-	$-

At December 31, 2012, the Company had net operating loss carryforwards of approximately $195,800 that may be offset against future taxable income from the year 2013 through 2033.  No tax benefit has been reported in the December 31, 2012 or 2011 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

Note 5 - Capital Stock

The Company has authorized 10,000,000 shares of $0.001 par value preferred stock with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors.  No shares are issued and outstanding at December 31, 2012 and 2011.

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

Note 7 - Loss per Share

The following data shows the amounts used in computing loss per share for the periods presented:

	For the years ended December 31,
	2012	2011
Loss available to common
Stockholders (numerator)	$(29,148)	$(44,266)

Weighted average number of common
shares outstanding during the period
used in loss per share (denominator)	42,400,000	42,400,000

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

Note 9 - Subsequent Events

The Company executed two promissory notes subsequent to year end in which it borrowed $9,000 on February 4, 2013 and $1,575 on March 14, 2013, from unrelated third parties.  The notes are due twenty-four months from the date of the note and accrue interest at a rate of 8.0%.  Proceeds from the notes have been used to cover operations.

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and concluded there are no additional events to disclose.