Form 10-Q
period 2013-03-31
ROCKY MOUNTAIN PLANTINGS INC
filed 2013-05-07
CIK 1366391

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X .    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 23, 2013:  42,400,000

ROCKY MOUNTAIN PLANTINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

ROCKY MOUNTAIN PLANTINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

Index to Financial Statements

ROCKY MOUNTAIN PLANTINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	March 31, 2013 (unaudited)	December 31, 2012 (audited)
ASSETS
Current Assets
Cash	$82	$121
Prepaid Expense	1,181	788
Accounts Receivable, net of allowance for doubtful accounts of $0 and $20,000, respectively	-	-
Total Current Assets	1,263	909

Long-Term Assets
Property and Equipment, net	91	181
Total Long-Term Assets	91	181

Total Assets	$1,354	$1,090

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	$26,739	$28,810
Accrued Interest	3,932	3,033
Notes Payable, Current Portion	24,500	18,000
Total Current Liabilities	55,171	49,843

Long-Term Liabilities
Note Payable	25,875	21,800
Total Long-Term Liabilities	25,875	21,800

Total Liabilities	81,046	71,643

Stockholders' Deficit
Preferred Stock, $0.001 par value, 10,000,000 shares authorized. No shares issued or outstanding

	-	-
Common Stock, $0.001 par value, 100,000,000 shares authorized. 42,400,000 shares issued and outstanding, respectively

	42,400	42,400
Paid in Capital	102,600	102,600
Deficit Accumulated During the Development Stage	(224,692)	(215,553)
Total Stockholders' Deficit	(79,692)	(70,553)

Total Liabilities and Stockholders' Deficit	$1,354	$1,090

See accompanying notes to financial statements

ROCKY MOUNTAIN PLANTINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,		From Inception through March 31,
	2013 (unaudited)	2012 (unaudited)	2013 (unaudited)

Sales	$-	$-	$78,348

Cost of Goods Sold	-	-	83,684

Gross Profit (Loss)	-	-	(5,336)

General and Administrative Costs	1,469	1,814	22,824
Professional Fees	6,771	8,453	137,599
Bad Debt Expense	-	-	55,000
Loss from Operations	(8,240)	(10,267)	(220,759)

Interest Expense	899	425	3,933

Loss Before Income Taxes	(9,139)	(10,692)	(224,692)

Income Tax - Current	-	-	-
Income Tax - Deferred	-	-	-

Net Loss	$(9,139)	$(10,692)	$(224,692)

Net Loss per Common Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Shares Outstanding - Basic and Diluted	42,400,000	42,400,000

See accompanying notes to financial statements

ROCKY MOUNTAIN PLANTINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,		From Inception through March 31,
	2013 (unaudited)	2012 (unaudited)	2013 (unaudited)
Cash Flows from Operating Activities:
Net Loss	$(9,139)	$(10,692)	$(224,692)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation Expense	90	182	4,658
Change in Operating Assets and Liabilities:
Accounts Receivable	-	-	(20,000)
Prepaid Expense	(393)	1,093	(1,181)
Bad Debt Expense	-	-	55,000
Accrued Interest	899	425	3,932
Accounts Payable	(2,071)	2,457	26,739

Net Cash Flows Used in Operating Activities	(10,614)	(6,535)	(155,544)

Cash Flows from Investing Activities:
Purchase of Fixed Assets	-	-	(4,749)
Proceeds from Note Receivable - Related Party	-	-	5,000
Note Receivable - Related Party	-	-	(40,000)

Net Cash Flows Used in Investing Activities	-	-	(39,749)

Cash Flows from Financing Activities:
Sale of Common Stock	-	-	145,000
Proceeds from Note Payable	10,575	6,500	50,375

Net Cash Flows Provided by Financing Activities	10,575	6,500	195,375

Net Increase (Decrease) in Cash	(39)	(35)	82

Cash, Beginning of Period	121	1,002	-

Cash, End of Period	$82	$967	$82

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for:
Interest	$-	$-	$-
Income Taxes	-	-	-

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
For the Three Months Ended March 31, 2013 and 2012:
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

Basis of Presentation

The interim financial information of the Company as of March 31, 2013 and for the three-month period ended March 31, 2013 and 2012 is unaudited, and the balance sheet as of December 31, 2012 is derived from audited financial statements. The accompanying financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial statements. Accordingly, they omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles. The accounting policies followed for quarterly financial reporting conform with the accounting policies disclosed in Note 1 to the Notes to Financial Statements included in the Company's annual  Form 10-K filing for the year ended December 31, 2012. In the opinion of management, all adjustments that are necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2013. The unaudited financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's annual Form 10-K filing for the year ended December 31, 2012.

Note 2 - Property and Equipment

The Company's property and equipment consisted of the following as of March 31, 2013 and December 31, 2012:

Property & Equipment:	March 31, 2013	December 31, 2012

Office Equipment	$4,749	$4,749
Total Property & Equipment	4,749	4,749
Accumulated Depreciation	(4,658)	(4,568)
Net Property & Equipment	$91	$181

Depreciation expense was for the periods ended March 31, 2013 and 2012 was $90 and $182, respectively.

Note 3 - Note Payable

During 2011 the Company executed promissory notes in which it borrowed $18,000 from unrelated third parties.  The notes are due twenty-four months from the date of the notes and accrue interest at a rate of 8.0%.  Proceeds from the notes have been used to cover operations.

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

On February 4, 2013 the Company executed a promissory note in which it borrowed $9,000 from an unrelated third party.  The note is due twenty-four months from the date of the note and accrues interest at a rate of 8.0%.  Proceeds from the note have been used to cover operations.

On March 14, 2013 the Company executed a promissory note in which it borrowed $1,575 from an unrelated third party.  The note is due twenty-four months from the date of the note and accrues interest at a rate of 8.0%.  Proceeds from the note have been used to cover operations.

Accrued interest payable on these notes was $3,932 and $3,033 at March 31, 2013 and December 31, 2012, respectively.

Note 4 - Capital Stock

The Company has authorized 10,000,000 shares of $0.001 par value preferred stock with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors.  No shares are issued and outstanding at March 31, 2013 or December 31, 2012.

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

Note 6 - Loss per Share

The following data shows the amounts used in computing loss per share for the periods presented:

	March 31,	March 31,
	2013	2012
Income (Loss) available to common
Stockholders (numerator)	$(9,139)	$(10,692)

Weighted average number of common
shares outstanding during the period
used in loss per share (denominator)	42,400,000	42,400,000

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

The Company is now located at 44140 CS 2710, Cyril, OK 73029.

Our auditors have expressed substantial doubt over our ability to continue as a going concern.  The Company’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has sustained net operating losses in each of the past three years. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

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

Results of Operations

Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

We did not generate any revenue for the three months ended March 31, 2013 or 2012. For the three months ended March 31, 2013 we had professional fees of $6,771, general and administrative expenses of $1,469 and interest expense of $899 for a net loss of $9,139 compared to professional fees of $8,453, general and administrative expense of $1,814 and interest expense of $425 for a total net loss of $10,692 for the three months ended March 31, 2012.

Liquidity and Capital Resources

The Company’s balance sheet as of March 31, 2013, reflects total assets of $82 in cash, $1,181 in prepaid expenses and $91 in property and equipment, net for total assets of $1,354. As of March 31, 2013, our liabilities were $81,046 which included $26,739 in accounts payable, $24,500 in current notes payable, $3,932 in accrued interest and $25,875 in long-term note payable.

During 2011 the Company executed promissory notes in which it borrowed $18,000 from unrelated third parties.  The notes are due twenty-four months from the date of the notes and accrue interest at a rate of 8.0%.  Proceeds from the note have been used to cover operations.

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

On November 1, 2012 and November 9, 2012, the Company executed promissory notes in which it borrowed $1,600 and $2,200 from an unrelated third party, respectively.  The notes are due twenty-four months from the date of the note and accrue interest at a rate of 8.0%.  Proceeds from the notes have been used to cover operations.

On February 4, 2013, the Company executed a promissory note in which it borrowed $9,000 from an unrelated third party.  The note is due twenty-four months from the date of the note and accrues interest at a rate of 8.0%.  Proceeds from the note have been used to cover operations.

On March 14, 2013, the Company executed a promissory note in which it borrowed $1,575 from an unrelated third party.  The note is due twenty-four months from the date of the note and accrues interest at a rate of 8.0%.  Proceeds from the note have been used to cover operations.

Accrued interest payable on these notes was $3,932 and $3,033 at March 31, 2013 and December 31, 2012, respectively.

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

In the past we have relied on advances to cover our operating costs. Management anticipates that we will receive sufficient loans and advances to meet our needs through the next 12 months. However, there can be no assurances to that effect. Our need for capital may change dramatically if we acquire an interest in a business opportunity during that period. At present, we have no understandings, commitments or agreements with respect to the acquisition of any business venture, and there can be no assurance that we will identify a business venture suitable for acquisition in the future. Further, we cannot assure that we will be successful in consummating any acquisition on favorable terms or that we will be able to profitably manage any business venture we acquire. Should we require additional capital, we may seek additional advances from officers, sell common stock or find other forms of debt financing.

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

ITEM 4T. CONTROLS AND PROCEDURES.

(a)

Evaluation of Disclosure Controls and Procedures.

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls as of the end of the period covered by this report, March 31, 2013. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Jeffery Bateman (the “Certifying Officer”). Based upon that evaluation, our Certifying Officer concluded that as of the end of the period covered by this report, March 31, 2013, our disclosure controls and procedures are effective in timely alerting management to material information relating to us and required to be included in our periodic filings with the Securities and Exchange Commission (the “Commission”).

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

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

Date: May 7, 2013

By: /s/ Jeffery L. Bateman

Jeffery L. Bateman, President and Chief Financial Officer