Form 10-Q
period 2013-06-30
ROCKY MOUNTAIN PLANTINGS INC
filed 2013-08-13
CIK 1366391

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X .    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 2, 2013:  42,400,000

ROCKY MOUNTAIN PLANTINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

ROCKY MOUNTAIN PLANTINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

Index to Financial Statements

ROCKY MOUNTAIN PLANTINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	June 30, 2013 (unaudited)	December 31, 2012 (audited)
ASSETS
Current Assets
Cash	$75	$121
Prepaid Expenses	-	788
Accounts Receivable, net of allowance for doubtful accounts of $0 and $20,000, respectively	-	-
Total Current Assets	75	909

Long-Term Assets
Property and Equipment, net	-	181
Total Long-Term Assets	-	181

Total Assets	$75	$1,090

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	$13,958	28,810
Accrued Interest	5,160	3,033
Notes Payable, Current Portion	27,000	18,000
Total Current Liabilities	46,118	49,843

Long-Term Liabilities
Notes Payable	39,275	21,800
Total Long-Term Liabilities	39,275	21,800

Total Liabilities	85,393	71,643

Stockholders' Deficit
Preferred Stock, $0.001 par value, 10,000,000 shares authorized. No shares issued or outstanding

	-	-
Common Stock, $0.001 par value, 100,000,000 shares authorized. 42,400,000 shares issued and outstanding, respectively

	42,400	42,400
Paid in Capital	102,600	102,600
Deficit Accumulated During the Development Stage	(230,318)	(215,553)
Total Stockholders' Deficit	(85,318)	(70,553)

Total Liabilities and Stockholders' Deficit	$75	$1,090

See accompanying notes to financial statements

ROCKY MOUNTAIN PLANTINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		From Inception through
	2013 (unaudited)	2012 (unaudited)	2013 (unaudited)	2012 (unaudited)	June 30, 2013 (unaudited)

Sales	$-	$-	$-	$-	$78,348

Cost of Goods Sold	-	-	-	-	83,684

Gross Loss	-	-	-	-	(5,336)

General and Administrative Costs	268	1,014	1,735	2,958	23,092
Professional Fees	4,131	4,382	10,903	12,705	141,730
Bad Debt Expense	-	-	-	-	55,000

Loss from Operations	(4,399)	(5,396)	(12,638)	(15,663)	(225,158)

Interest Expense	1,227	513	2,127	938	5,160

Loss before Income Taxes	(5,626)	(5,909)	(14,765)	(16,601)	(230,318)

Income Tax - Current	-	-	-	-	-
Income Tax - Deferred	-	-	-	-	-

Net Loss	$(5,626)	$(5,909)	$(14,765)	$(16,601)	$(230,318)

Net Loss per Common Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding - Basic and Diluted	42,400,000	42,400,000	42,400,000	42,400,000

See accompanying notes to financial statements

ROCKY MOUNTAIN PLANTINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,		From Inception through
	2013 (unaudited)	2012 (unaudited)	June 30, 2013 (unaudited)
Cash Flows from Operating Activities:
Net Loss	$(14,765)	$(16,601)	$(230,318)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation Expense	181	364	4,749
Change in Operating Assets and Liabilities:
Accounts Receivable	-	-	(20,000)
Bad Debt Allowance	-	-	55,000
Accrued Interest	2,127	939	5,160
Prepaid Expense	788	2,185	-
Accounts Payable	(14,852)	3,489	13,958

Net Cash Flows Used in Operating Activities	(26,521)	(9,624)	(171,451)

Cash Flows from Investing Activities:
Purchase of Fixed Assets	-	-	(4,749)
Proceeds from Note Receivable - Related Party	-	-	5,000
Note Receivable - Related Party	-	-	(40,000)

Net Cash Flows Used in Investing Activities	-	-	(39,749)

Cash Flows from Financing Activities:
Sale of Common Stock	-	-	145,000
Proceeds from Note Payable	26,475	9,000	66,275

Net Cash Flows Provided by Financing Activities	26,475	9,000	211,275

Net Increase (Decrease) in Cash	(46)	(624)	75

Cash, Beginning of Period	121	1,002	-

Cash, End of Period	$75	$378	$75

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for:
Interest	$-	$-	$-
Income Taxes	-	-	-

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
For the Six Months Ended June 30, 2013 and 2012:
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

Basis of Presentation

The interim financial information of the Company as of June 30, 2013 and for the six-month period ended June 30, 2013 and 2012 is unaudited, and the balance sheet as of December 31, 2012 is derived from audited financial statements. The accompanying financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial statements. Accordingly, they omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles. The accounting policies followed for quarterly financial reporting conform with the accounting policies disclosed in Note 1 to the Notes to Financial Statements included in the Company's annual  Form 10-K filing for the year ended December 31, 2012. In the opinion of management, all adjustments that are necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature. The results of operations for the six months ended June 30, 2013 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2013. The unaudited financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's annual Form 10-K filing for the year ended December 31, 2012.

Note 2 - Property and Equipment

The Company's property and equipment consisted of the following as of June 30, 2013 and December 31, 2012:

Property & Equipment:	June 30, 2013	December 31, 2012

Office Equipment	$4,749	$4,749
Total Property & Equipment	4,749	4,749
Accumulated Depreciation	(4,749)	(4,568)
Net Property & Equipment	$-	$181

Depreciation expense for the three month periods ended June 30, 2013 and 2012 was $91 and $182, respectively. Depreciation expense was for the six month periods ended June 30, 2013 and 2012 was $181 and $364, respectively.

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

On April 5, 2013 the Company executed a promissory note in which it borrowed $7,000 from an unrelated third party.  The note is due twenty-four months from the date of the note and accrues interest at a rate of 8.0%.  Proceeds from the note have been used to cover operations.

On May 9, 2013 the Company executed a promissory note in which it borrowed $8,900 from an unrelated third party.  The note is due twenty-four months from the date of the note and accrues interest at a rate of 8.0%.  Proceeds from the note have been used to cover operations.

Accrued interest payable on these notes was $5,160 and $3,033 at June 30, 2013 and December 31, 2012, respectively.

Note 4 - Capital Stock

The Company has authorized 10,000,000 shares of $0.001 par value preferred stock with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors.  No shares are issued and outstanding at June 30, 2013 or December 31, 2012.

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

Note 6 - Loss per Share

The following data shows the amounts used in computing loss per share for the periods presented:

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2012	2012
Loss available to common
Stockholders (numerator)	$(5,626)	$(5,909)	$(14,765)	$(16,601)

Weighted average number of common
shares outstanding during the period
used in loss per share (denominator)	42,400,000	42,400,000	42,400,000	42,400,000

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

Note 8 - Subsequent Events

On August 5, 2013 the Company executed a promissory note in which it borrowed $24,000 from an unrelated third party.  The note is due twenty-four months from the date of the note and accrues interest at a rate of 8.0%.  Proceeds from the note will be used to cover operations.

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

Results of Operations

Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012

We did not generate any revenue for the three months ended June 30, 2013 or 2012. For the three months ended June 30, 2013 we had professional fees of $4,131, general and administrative expenses of $268 and interest expense of $1,227 for a net loss of $5,626 compared to professional fees of $4,382, general and administrative expense of $1,014 and interest expense of $513 for a total net loss of $5,909 for the three months ended June 30, 2012.

Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

We did not generate any revenue for the six months ended June 30, 2013 or 2012.  For the six months ended June 30, 2013 we had professional fees of $10,903, general and administrative expense of $1,735 and interest expense of $2,127 for a net loss of $14,765 compared to professional fees of $12,705, general and administrative expense of $2,958 and interest expense of $938 for a total net loss of $16,601 for the six months ended June 30, 2012.

Liquidity and Capital Resources

The Company’s balance sheet as of June 30, 2013, reflects total assets of $75 in cash.  As of June 30, 2013, our liabilities were $85,393 which included $13,958 in accounts payable, $27,000 in notes payable, $5,160 in accrued interest and $39,275 in long-term note payable.

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

On April 5, 2013 the Company executed a promissory note in which it borrowed $7,000 from an unrelated third party.  The note is due twenty-four months from the date of the note and accrues interest at a rate of 8.0%.  Proceeds from the note have been used to cover operations.

On May 9, 2013 the Company executed a promissory note in which it borrowed $8,900 from an unrelated third party.  The note is due twenty-four months from the date of the note and accrues interest at a rate of 8.0%.  Proceeds from the note have been used to cover operations.

Accrued interest payable on these notes was $5,160 and $3,033 at June 30, 2013 and December 31, 2012, respectively.

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

In the past we have relied on advances to cover our operating costs. Management anticipates that we will receive sufficient advances to meet our needs through the next 12 months. However, there can be no assurances to that effect. Our need for capital may change dramatically if we acquire an interest in a business opportunity during that period. At present, we have no understandings, commitments or agreements with respect to the acquisition of any business venture, and there can be no assurance that we will identify a business venture suitable for acquisition in the future. Further, we cannot assure that we will be successful in consummating any acquisition on favorable terms or that we will be able to profitably manage any business venture we acquire. Should we require additional capital, we may seek additional advances from officers, sell common stock or find other forms of debt financing.

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

ITEM 4T. CONTROLS AND PROCEDURES.

(a)

Evaluation of Disclosure Controls and Procedures.

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls as of the end of the period covered by this report, June 30, 2013. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Jeffery Bateman (the “Certifying Officer”). Based upon that evaluation, our Certifying Officer concluded that as of the end of the period covered by this report, June 30, 2013, our disclosure controls and procedures are effective in timely alerting management to material information relating to us and required to be included in our periodic filings with the Securities and Exchange Commission (the “Commission”).

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

None.

ITEM 3. MINE SAFETY DISCLOSURES.

None

ITEM 4. DEFAULTS UPON SENIOR SECURITIES.

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

Date: August 13, 2013

By: /s/ Jeffery L. Bateman

Jeffery L. Bateman, President and Chief Financial Officer